Form 10QSB
period 2007-09-30
CERTIFIED TECHNOLOGIES CORP
filed 2007-11-14
CIK 744695

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                        Commission File Number: 000-52786

                       CERTIFIED TECHNOLOGIES CORPORATION

        (Exact name of small business issuer as specified in its charter)


         Minnesota                                      41-1484782
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes X   No ___

As of September 30, 2007, the Registrant had 12,035,837 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                      INDEX
                                      -----
                                                                      Page
                                                                     Number
                                                                     ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 2007
            (unaudited) and March 31, 2007                              2

           Statements of Operations, Three Months
            ended September 30, 2007 and 2006 (unaudited)               3

           Statements of Operations, Six Months ended
            September 30, 2007 and 2006, and the period from
            November 8, 2006 (date of commencement of
            development stage) through September 30, 2007
            (unaudited)                                                 4

           Statements of Cash Flows, Six Months ended
            September 30, 2007 and 2006, and the period from
            November 8, 2006 (date of commencement of
            development stage) through September 30, 2007
            (unaudited)                                                 5

           Notes to Financial Statements                                6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                  8

 Items 3 and 3A(T) Controls and Procedures.                             8


Part II.  Other Information                                             9

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,       March 31,
                                                      2007             2007
                                                  (Unaudited)      (See Note 1)
                                                 -------------    -------------
Current Assets
  Cash                                           $          57    $        --
                                                 -------------    -------------
  Total Current Assets                                      57             --
                                                 -------------    -------------
Total Assets                                     $          57    $        --
                                                 =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts Payable                               $       1,395    $         760
  Advance from Affiliates                                8,048            4,722
  Judgments Payable                                     12,600           12,600
                                                 -------------    -------------
  Total Current Liabilities                             22,043           18,082
                                                 -------------    -------------

Total Liabilities                                       22,043           18,082
                                                 -------------    -------------

Stockholders' (Deficit):
Common Stock, no par value,
    20,000,000 shares authorized;
    12,035,837 and 4,935,837
    shares issued and outstanding,
    respectively                                     4,498,024        4,474,745
Additional paid-in capital                             974,749          974,749
Stock subscriptions receivable                         (10,000)            --
Accumulated (deficit)                               (5,562,427)      (5,562,427)
Accumulated (deficit) during development stage          77,668           94,852
                                                 -------------    -------------
Total Stockholders'(Deficit)                           (21,986)         (18,082)
                                                 -------------    -------------

Total Liabilities and Stockholders'(Deficit)     $          57    $        --
                                                 =============    =============



The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended

                                                September 30,    September 30,
                                                     2007             2006
                                                -------------    -------------

Revenues                                        $        --      $        --
                                                -------------    -------------
Expenses:
  Audit Fees                                           10,000             --
  Attorney Fees                                         1,320             --
  Filing Fees                                             985             --
  Stock Issued for rights to company records            3,279             --
  Transfer Agent Fees                                     260             --
  Other                                                    33             --
                                                -------------    -------------
                                                       15,877             --
                                                -------------    -------------

Net (Loss)                                      $     (15,877)   $        --
                                                -------------    -------------

Per Share                                       $         nil    $         nil
                                                =============    =============

Weighted Average Number of Shares Outstanding       8,408,663        4,935,837
                                                =============    =============





The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                  Period from
                                                                  November 08,
                                                                      2006
                                                                   (date of
                                                                  commencement
                                                                 of development
                                                                     stage)
                                        Six Months Ended            through
                                September 30,    September 30,   September 30,
                                     2007             2006            2007
                                -------------    -------------   -------------

Revenues                        $        --      $        --     $        --
                                -------------    -------------   -------------
Expenses
  Audit Fees                           10,000             --            10,000
  Attorney Fees                         1,320             --             6,520
  Filing Fees                             985             --               985
  Stock Issued for rights to
    company records                     3,279             --             3,279
  Transfer Agent Fees                   1,484             --             1,484
  Other                                   116             --               397
                                -------------    -------------   -------------
                                       17,184             --            22,665
                                -------------    -------------   -------------

Net Operating (Loss)                  (17,184)            --           (22,665)
                                -------------    -------------   -------------

Other Income
  Debt Settlement Income                 --               --           100,333
                                -------------    -------------   -------------

Net Income (Loss)               $     (17,184)   $        --     $      77,668
                                =============    =============   =============

Per Share                                 nil              nil             .01
                                =============    =============   =============
Weighted Average Number of
 Shares Outstanding                 6,681,739        4,935,837       5,915,898
                                =============    =============   =============







The accompanying notes are an integral part of the financial statements.


                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                          Period from
                                                                          November 08,
                                                                              2006
                                                                           (date of
                                                                          commencement
                                                                         of development
                                                                             stage)
                                                Six Months Ended            through
                                        September 30,    September 30,   September 30,
                                             2007             2006            2007
                                        -------------    -------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)                     $     (17,184)   $        --     $      77,668
Adjustments to reconcile net loss
 To net cash used in operating
 activities:
  Stock issued for rights to                    3,279             --             3,279
     Company records
  Settlement of Prior Payable                    --               --          (100,333)
  Increase in Accounts Payable                    635             --             1,395
  Increase in Advance from
     Affiliates                                 3,327             --             8,048
                                        -------------    -------------   -------------
Net Cash (Used in) Operating
 Activities                                    (9,943)            --            (9,943)
                                        -------------    -------------   -------------

Cash Flows from Investing
 Activities                                      --               --              --
                                        -------------    -------------   -------------

Cash Flows from Financing
 Activities:
Issuance of Common Stock for cash              10,000             --            10,000
                                        -------------    -------------   -------------
Net Cash Provided by Financing
 Activities                                    10,000             --            10,000
                                        -------------    -------------   -------------

Increase in Cash                                   57             --                57

Cash, Beginning of Period                        --               --              --
                                        -------------    -------------   -------------
Cash, End of Period                     $          57    $        --     $          57
                                        =============    =============   =============
Interest Paid                           $        --      $        --     $        --
                                        =============    =============   =============
Income Taxes Paid                       $        --      $        --     $        --
                                        =============    =============   =============

The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2007 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2007, the statements of operations and the statements of cash flows for the three month and six month periods ended September 30, 2007 and 2006, have been prepared by Certified Technologies Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2007 audited financial statements and the accompanying notes included in the Company's Registration on Form 10SB12G, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began November 8, 2006 when it commenced activities to become a reporting company with the Securities and Exchange Commission with the intention of becoming a publicly traded company.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2007 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 20,000,000 common shares with no par value. As of September 30, 2007, there were 12,035,837 shares of common stock issued and outstanding.

On August 16, 2007, the Company issued 6,100,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company. This transaction resulted in a change in control of the Company. During August 2007, the Company also issued 1,000,000 shares of its common stock to an individual to acquire his interests in certain assets of the Company. In both transactions the shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act and Regulation D thereunder. No underwriters were involved and no commissions or other consideration was paid in connection with these transactions.

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certified Technologies Corporation, the "Company" was incorporated under the laws of the state of Minnesota in 1984. The Company was formed for the purpose of marketing a fire retardant chemical formulation to the commercial aviation and business furniture industries.

The Company generated no revenues during the quarter ended September 30, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2007, the Company had no material commitments for capital expenditures.

ITEMS 3 3A(T) CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On August 16, 2007, the Company issued 6,100,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for $10,000 cash payment and a $10,000 note payable to the Company. This transaction resulted in a change in control of the Company. During August 2007, the Company also issued 1,000,000 shares of its common stock to an individual to acquire his interests in certain assets of the Company. During August 2007, the Company also issued 1,000,000 shares of its common stock to an individual to acquire his interests in certain assets of the Company. In both transactions the shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act and Regulation D thereunder. No underwriters were involved and no commissions or other consideration was paid in connection with these transactions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company plans to hold a shareholder meeting on November 12, 2007 to vote on a proposal to reincorporate the company in the Sate of Nevada and to amend the Articles of Incorporation and to increase the authorized common stock of the Company to eight hundred million (800,000,000) shares, including a class of preferred shares, and effect a 6-for-1 reverse split of the Company's common stock.

Item 5. Other Information

None.

Item 6. Exhibits

         Exhibit 31  Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32  Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Certified Technologies Corporation



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                November 13, 2007

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                November 13, 2007