Form 10QSB
period 2007-12-31
CERTIFIED TECHNOLOGIES CORP
filed 2008-02-14
CIK 744695

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

                        Commission File Number: 000-52786

                       CERTIFIED TECHNOLOGIES CORPORATION

        (Exact name of small business issuer as specified in its charter)


            Minnesota                                      41-1484782
-------------------------------                ---------------------------------
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

                                   Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer _      Accelerated Filer _     Non-Accelerated Filer _
Smaller Reporting Company _
(Do not check if a smaller reporting company.)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X No ___

As of February 4, 2008, the Registrant had 2,005,973 shares of common stock, $.001 par value per share, outstanding. (Share number is adjusted to reflect 6-for-1 reverse stock split effective February 21, 2008.)

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of December 31, 2007
            (unaudited) and March 31, 2007                                   2

           Statements of Operations, Three Months
            ended December 31, 2007 and 2006 (unaudited)                     3

           Statements of Operations, Nine Months ended
            December 31, 2007 and 2006, and the period from
            November 8, 2006 (date of commencement of
            development stage) through December 31, 2007 (unaudited)         4

           Statements of Cash Flows, Nine Months ended
            December 31, 2007 and 2006, and the period from
            November 8, 2006 (date of commencement of
            development stage) through December 31, 2007 (unaudited)         5

           Notes to Financial Statements                                     6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of Operations                   8

 Items 3 and 3A(T) Controls and Procedures.                                  8


Part II.   Other Information                                                 9

 Item 1.   Legal Proceedings                                                 9

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       9

 Item 3.   Defaults upon Senior Securities                                   9

 Item 4.   Submission of Matters to a Vote of Security Holders               9

 Item 5.   Other Information                                                 9

 Item 6.   Exhibits                                                          9

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 December 31,     March 31,
                                                    2007            2007
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------
Current Assets
  Cash                                           $     1,803    $      --
                                                 -----------    -----------
  Total Current Assets                                 1,803           --
                                                 -----------    -----------
Total Assets                                     $     1,803    $      --
                                                 ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts Payable                               $     1,201    $       760
  Advance from Affiliates                             10,939          4,722
  Judgments Payable                                   12,600         12,600
                                                 -----------    -----------
  Total Current Liabilities                           24,740         18,082
                                                 -----------    -----------

Total Liabilities                                     24,740         18,082
                                                 -----------    -----------

Stockholders' (Deficit):
Preferred Stock, $.001 par value
    20,000,000 shares authorized;
    No shares issued and Outstanding(Note 3)            --             --
Common Stock, $.001 par value,
    780,000,000 shares authorized;
    2,005,973 and 822,640
    shares issued and outstanding,
    respectively (Note 3)                              2,006            823
Additional paid-in capital                         5,470,767      5,448,670
Accumulated (deficit)                             (5,562,427)    (5,562,427)
Accumulated (deficit) during development stage        66,717         94,852
                                                 -----------    -----------
Total Stockholders'(Deficit)                         (22,937)       (18,082)
                                                 -----------    -----------

Total Liabilities and Stockholders'(Deficit)     $     1,803    $      --
                                                 ===========    ===========


The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended

                                                  December 31,     December 31,
                                                      2007             2006
                                                  ------------     ------------

Revenues                                          $       --       $       --
                                                  ------------     ------------
Expenses:
  Audit Fees                                             1,000             --
  Attorney Fees                                          6,338              273
  Filing Fees                                              480             --
  Licenses & Fees                                          225             --
  Printing and Mailing Fees                              1,493             --
  Transfer Agent Fees                                    1,118             --
  Other                                                    297             --
                                                  ------------     ------------
                                                        10,951              273
                                                  ------------     ------------

Net (Loss)                                        $    (10,951)    $       (273)
                                                  ------------     ------------

Per Share                                         $       (.01)    $        nil
                                                  ============     ============

Weighted Average Number of Shares
   Outstanding (Note 3)                              2,005,973          822,640
                                                  ============     ============



The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Period from
                                                                  November 08,
                                                                      2006
                                                                    (date of
                                                                  commencement
                                                                 of development
                                                                      stage)
                                         Nine Months Ended           through
                                    December 31,   December 31,   December 31,
                                        2007           2006           2007
                                    ------------   ------------   ------------

Revenues                            $       --     $       --     $       --
                                    ------------   ------------   ------------
Expenses
  Audit Fees                              11,000           --           11,000
  Attorney Fees                            7,658            273         12,858
  Filing Fees                              1,465           --            1,465
  Licenses and Fees                          265           --              265
  Stock Issued for rights to
   company Records                         3,279           --            3,279

  Printing and Mailing Fees                1,536           --            1,536
  Transfer Agent Fees                      2,602           --            2,602
  Other                                      330           --              611
                                    ------------   ------------   ------------
                                          28,135            273         33,616
                                    ------------   ------------   ------------

Net Operating (Loss)                     (28,135)          (273)       (33,616)
                                    ------------   ------------   ------------

Other Income
  Debt Settlement Income                    --             --          100,333
                                    ------------   ------------   ------------

Net Income (Loss)                   $    (28,135)  $       (273)  $     66,717
                                    ============   ============   ============

Per Share                                   (.02)           nil            .06
                                    ============   ============   ============
Weighted Average Number of Shares
 Outstanding (Note 3)                  1,412,155        822,640      1,210,478
                                    ============   ============   ============





The accompanying notes are an integral part of the financial statements.


                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                            Period from
                                                                            November 08,
                                                                                2006
                                                                              (date of
                                                                            commencement
                                                                           of development
                                                                               stage)
                                                   Nine Months Ended           through
                                             December 31,    December 31,   December 31,
                                                 2007            2006           2007
                                             ------------    ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss)                          $    (28,135)   $       (273)  $     66,717
Adjustments to reconcile net loss
 To net cash used in operating activities:
  Stock issued for rights to                        3,279            --            3,279
      Company records
  Settlement of Prior Payable                        --              --         (100,333)
  Increase in Accounts Payable                        441            --            1,201
  Increase in Advance from
         Affiliates                                 6,218             273         10,939
                                             ------------    ------------   ------------
Net Cash (Used in) Operating
 Activities                                       (18,197)           --          (18,197)
                                             ------------    ------------   ------------

Cash Flows from Investing
 Activities                                          --              --             --
                                             ------------    ------------   ------------

Cash Flows from Financing
 Activities:
Issuance of Common Stock for cash                  20,000            --           20,000
                                             ------------    ------------   ------------
Net Cash Provided by Financing
 Activities                                        20,000            --           20,000
                                             ------------    ------------   ------------

Increase in Cash                                    1,803            --            1,803

Cash, Beginning of Period                            --              --             --
                                             ------------    ------------   ------------
Cash, End of Period                          $      1,803    $       --     $      1,803
                                             ============    ============   ============
Interest Paid                                $       --      $       --     $       --
                                             ============    ============   ============
Income Taxes Paid                            $       --      $       --     $       --
                                             ============    ============   ============

The accompanying notes are an integral part of the financial statements.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2007 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of December 31, 2007, the statements of operations and the statements of cash flows for the three month and nine month periods ended December 31, 2007 and 2006, have been prepared by Certified Technologies Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2007 and for all periods presented, have been made.

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

(3) Migratory Merger and Common Stock Conversion

On October 15, 2007 the Board of Directors unanimously adopted resolutions announcing a special meeting of shareholders to consider and act upon a proposed Agreement and Plan of Merger, to reincorporate Certified Technologies in the State of Nevada by merger with and into a Nevada corporation with the same name ("Certified Technologies Nevada") which Certified Technologies formed for such purpose (the "Migratory Merger"). Effective November 12, 2007, shareholders approved the Agreement and Plan of Merger as described in the definitive proxy materials filed with the Securities and Exchange Commission.

In accordance with the Agreement and Plan of Merger, effective February 21, 2008, Certified Technologies will adopt the capital structure of Certified Technologies Nevada, which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share (the "Certified Technologies Nevada Common Stock") and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"). In addition, on February 21, 2008, the issued and outstanding shares of our Common Stock automatically will convert into shares of Certified Technologies Nevada Common Stock at a ratio of six (6) shares of our currently outstanding Common Stock for one (1) share of Certified Technologies Nevada Common Stock.

                       CERTIFIED TECHNOLOGIES CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2007 (Unaudited)


All references in the accompanying financial statements to the number of shares authorized and outstanding and to the per share amounts have been retroactively adjusted to reflect the new capital structure and reverse split effective February 21, 2008.

As a result of the reverse stock split of registrant's common stock, registrant's outstanding shares of common stock will be reduced from 12,035,837 shares to 2,005,973 shares. The Migratory Merger and reverse split are to be effective on February 21, 2008, (the "Effective Date"). The trading symbol for Certified Technologies Corporation on the Over the Counter Bulletin Board is subject to change on the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certified Technologies Corporation, the "Company" was incorporated under the laws of the state of Minnesota in 1984. The Company was formed for the purpose of marketing a fire retardant chemical formulation to the commercial aviation and business furniture industries.

The Company generated no revenues during the quarter ended December 31, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2007, the Company had no material commitments for capital expenditures.


ITEMS 3. 3A(T) CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 12, 2007, the shareholders of Certified Technologies Corporation, a Minnesota corporation ("Certified Technologies Minnesota") approved the merger of Certified Technologies Minnesota into Certified Technologies, a Nevada corporation ("Certified Technologies Nevada"), by a vote of :6,182,313 shares for; 500 shares against; and 20,020 shares abstained. The merger, scheduled to be effective on February 21, 2008, will be as provided in the Agreement and Plan of Merger included as an exhibit to the Current Report on Form 8-K filed with the Commission on November 14, 2007. See Note 3 of the Notes to Financial Statements in Part I-Item 1, Financial Statements.

Item 5. Other Information

As indicated above under Item 4 and in Note 3 to the Notes to Financial Statements included in Part I-Item 1, Financial Statements, effective February 21, 2008, the Company will be re-incorporated in the State of Nevada, its authorized capital stock will be increased to 780,000,000 shares of common stock and 20,000,000 shares of "blank-check" preferred stock and the Company's issued and outstanding shares of common stock will , due to a 6-for-1 reverse stock spilt, be reduced to approximately 2,005,973 shares.

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



REGISTRANT                            Certified Technologies Corporation



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                February 13, 2008

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                February 13, 2008