Form 10-K
period 2008-03-31
CERTIFIED TECHNOLOGIES CORP
filed 2008-07-14
CIK 744695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-52786

CERTIFIED TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1484782 (IRS Employer Identification No.)
F/19, Unit A, JingFengCheng Building 5015 Shennan Road, Shenzhen PRC (Address of principal executive offices)	518025 (Zip code)

Registrant’s telephone number, including area code: (011-86) 755-8207-0966

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of class:

Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                     Accelerated filer                              ☐

Non-accelerated filer   ☐                                                                                     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on July 2, 2008 was approximately $1,448,198 based on the average closing price of the registrant’s common stock as reported by the OTC Bulletin Board on that day.  Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.  The registrant does not have outstanding any non-voting common stock.

As of July 2, 2008, 71,692,999 shares of the registrant’s common stock were outstanding.

PART I

Item 1. Description of Business.

Certified Technologies Corporation, (the "Registrant" or "Company") was incorporated under the laws of the State of Minnesota in January, 1984. The Company was formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries.  On February 27, 2008, the Company reincorporated in the State of Nevada.

The Company filed for a Chapter 11 bankruptcy on July 11, 2000, which was converted to a Chapter 7 on October 23, 2000. The bankruptcy closed on November 4, 2004. The Common Stock continued to trade post bankruptcy on the NASDAQ Bulletin Board, and currently trades on the Pink Sheets under symbol: CRTT.

On February 23, 2006, Joseph Whitney, the sole remaining director, appointed new directors, Michael Friess, Sanford Schwartz and John Venette. The Board then appointed Michael Friess as President and CEO of the Company and John Venette as Secretary and Treasurer of the Company. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On June 5, 2007, the Board accepted John Venette’s resignation, and then appointed Chloe DiVita to fill his vacancy.

On August 17, 2007, the Board accepted Joseph Whitney’s resignation.

On August 16, 2007, the Company issued 6,100,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $20,000 cash payment.

On May 13, 2008 the Company entered into a Share Exchange Agreement resulting in a change in control of the Company. Current Board members resigned and appointed Messrs. Guosheng Xu, Hong Zhu, and Huizhou Cheng. Mr Guosheng Xu currently serves as President, and Messrs. Zhu and Cheng serve as directors.

From October 2000 to March 31, 2008, the Company has not engaged in any operations and has been dormant. As such, the Company, as of March 31, 2008, may be defined as a "shell" company, whose sole purpose at that time was to locate and consummate a merger or acquisition with a private entity.

The Company has opted to register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

At March 31, 2008 the proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

Item 2. Description of Property

As of March 31, 2008, the Company had no properties and had no agreements to acquire any properties. Since the Share Exchange Agreement on May 13, 2008, the Company manages offices at all operational locations. The facilities are added with each new project or operational location as part of the build out of the project.

Under the PRC law, most land is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land.  In the case of land used for industrial purposes, the land use rights are generally granted for a period of fifty years.  This period may be renewed at the expiration of the term. These land use rights are transferable and may be used as security for borrowings under loans and other obligations.  The Company currently holds land use rights for two parcels of land registered under its name, and lease land use rights for additional parcels of land from third parties that are used as for its power distribution projects.

Set forth below is the detailed information regarding these land use rights registered under the names of Zhaoheng Hydropower (Hong Kong) Limited (“Zhaoheng HK”) or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of issuance or grant	Expiration Date
Hunan Sanjiang Power Co., Ltd.	1 South Power Station Road, Chujiang Town, Shimen County, Hunan Province	Industrial use	133, 862.1	2004	2053
Hunan Zhaoheng Hydropower Co., Ltd.	Double Red Community, Chujiang Town, Shimen County, Hunan Province	Industrial use	116,796.5	2003	2053

As of July 8, 2008, the Company owned and operated two hydropower stations which includes two dams, seven hydraulic turbine units, two power plans, one office building, twelve transformers, one warehouse, and one excavator.

Item 3. Legal Proceedings

The Company had four judgments on file, of which one was paid in full as of March 31, 2008, and the other three were paid in full in May 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Effective February 2008, the Company reincorporated in the State of Nevada and amended the Articles of Incorporation to increase the authorized capital stock of the Company and to create a class of preferred shares.  Except as stated herein, there were no matters brought to a vote of the security holders during the three months ended March 31, 2008.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information.

There is not a market for the Company's securities. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. At July 8, 2008, 822,638 of the Company’s outstanding shares could either be sold pursuant to Rule 144 under the Securities Act of 1933 or are otherwise eligible for transfer without registration under the Act.

(b) Holders.

As of March 31, 2008, there were approximately 130 holders of the Company's Common Stock.

(c) Dividends.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

GENERAL BUSINESS PLAN

At March 31, 2008, the Company's purpose was to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company did not restrict its search to any specific business, industry, or geographical location and the Company may have participated in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipated that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may have sought a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may have acquired assets and established wholly-owned subsidiaries in various businesses or acquired existing businesses as subsidiaries.

The Company anticipated that the selection of a business opportunity in which to participate would be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believed that there were numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may have included facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may have occurred in many different industries and at various stages of development, all of which would make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company had little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believed the Company would be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities would, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company did not conduct market research and were not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities was undertaken by, or under the supervision of, the officers and directors of the Company. Management intended to concentrate on identifying preliminary prospective business opportunities, which may have been brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management considered such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, the Company intended to utilize written reports and investigation to evaluate the above factors. The Company would not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and relied upon their own efforts, in accomplishing the business purposes of the Company. The Company may have, from time to time, utilized outside consultants or advisors to effectuate its business purposes described herein. No policies were adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agreed to pay would be paid in stock and not in cash.

The Company would not restrict its search for any specific kind of firms, but may have acquired a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It was impossible to predict the status of any business in which the Company may have become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company did not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company had successfully consummated such a merger or acquisition.

It was anticipated that the Company would incur nominal expenses in the implementation of its business plan described herein. The Company had limited capital with which to pay these anticipated expenses.

Since the Share Exchange Agreement on May 13, 2008, the Company’s business plan has changed. The Company currently is engaged in generating hydropower and supplying electricity to power grid companies and residents of small- and medium- sized cities in China, as well as providing other services such as hydropower device installation, equipment maintenance, construction, operation and management of stations.

The Company owns and operates two facilities in Hunan Province: Hunan Sanjiang Hydropower Station and Hunan Sanjiang Left Bank Hydropower Station, serving approximately 1,800 residential customers and 34 industrial customers, and Changede City Power Bureau, a state-owned power grid company. Hunan Sanjiang Hydropower Station has an installation capacity of 62.5MW.  After a series of improvements, the Company was able to increase profitability by 20%.   Hunan Sanjiang Left Bank Hydropower Station has an installation capacity of 50 MW.  The Company acquired Hunan Sanjiang Left Bank Hydropower Station in 2003.  The construction of Hunan Sanjiang Left Bank Hydropower Station started in November 2005 and was completed in October 2007. The first unit began generating electricity in April 2007. The total capital invested was $34 million, 20% less than original budget. Commencing April 2008, the Company will provide 90% of its generated power to Hunan Electrical Power Company, which is the parent company of Changede City Power Bureau, a state-owned power grid company and the largest client of the Company, and 10% to local industrial and residential clients.

Our Corporate Structure post Share Exchange Agreement on May 13, 2008

Our current corporate structure post reverse merger with the Zhaoheng BVI Investment Limited is set forth in diagram 1 below:

Diagram 1: Corporate Structure Post Reverse Merger

Refer to Diagram 2 for detailed corporate structure of the Zhaoheng BVI Group.

Organizational History of Zhaoheng Investment Limited (BVI) and its subsidiaries

Diagram 2: Corporate Structure of the Zhaoheng BVI Group

Organizational History of Zhaoheng Investment Limited (BVI) and Zhaoheng Hydropower (Hong Kong) Limited

Zhaoheng Hydropower Limited (BVI) (“Zhaoheng BVI”) was incorporated on April 19, 2006 in the Territory of the British Virgin Islands with Guosheng Xu, a Hong Kong resident,  as its sole stockholder.  Zhaoheng BVI was formed for the purpose of raising funds from international investors.

In November 2007, Zhaoheng HK was established in Hong Kong. Zhaoheng BVI is currently the sole stockholder of Zhaoheng HK. On December 31, 2007, the registered capital of the company was increased to $170,000,000 HKD by Mr. Guosheng Xu through a series of equity and capital infusion.

The following transactions were executed by  Mr. Xu for this purpose :

(i)	Mr. Guosheng Xu acquired 87.27% interest of Shenzhen Zhaoheng Hydropower Co., Ltd from Zhaoheng Holdings (Hong Kong) Limited (“Zhaoheng Holdings”) for 10,252,030 HKD;

(ii)	Mr. Guosheng Xu acquired 66.67% interest of Hunan Zhaoheng Hydropower Co., Ltd from Zhaoheng Holdings for 106,791,969.25 HKD;

(iii)	Mr. Guosheng Xu acquired 25% interest of Hunan Sanjiang Power Co., Ltd (“Sanjiang Power”) from Zhaoheng Holdings for 63,882,956 HKD; and

(iv)	Shenzhen Zhaoheng Industrial Co., Ltd entrusted its rights and obligation of12.73% interest of Shenzhen Zhaoheng Hydropower Co., Ltd to Mr. Guosheng Xu for the consideration of 1,495,087.57 HKD.

The total consideration involved in the relevant equity transfers to Mr. Xu amounted to HKD 182,422,043. Subsequently, Mr. Xu contributed all these equity interests to Zhaoheng BVI. Of the total consideration, 93% (i.e., HKD170,000,000) represented the capital infusion by Mr. Xu. The remaining portion is accounted for as payables to Mr. Xu on the part of Zhaoheng BVI.  Zhaoheng BVI then contributed all the equity interests into Zhaoheng (HK).

The purpose of the restructuring was to “spin off” hydropower assets from holding companies which are engaged in other industries such as software development.

As a result of the capital infusion and contribution of these equity interest by Zhaoheng BVI to Zhaoheng HK, Zhaoheng HK wholly and indirectly owns the four companies, which resulted in its ownership of the two stations (Hunan Sanjiang Hydropower Station and Hunan Sanjiang Left Bank Hydropower Station) and other relevant operating assets located in the PRC.

BUSINESS STRATEGY (Post Share Exchange Agreement on May 13, 2008)

Our Strategy

Development Strategy

Our strategy involves a  two-prong  approach with a primary focus on small and medium-sized hydropower stations:

Small and Medium-Sized Hydropower Stations.  We will invest mainly through acquisition of over 51% stake of these small and medium-sized targets.  At present, investments in small and medium hydropower stations are highly decentralized and are made mainly by local state-owned and private capital, leaving large substantial opportunities for expansion through mergers and acquisitions.

Construction of New Hydropower Resources.  We will invest in new hydropower resources and construct quality power stations with high economic value and returns.

We believe that this two-prong approach will allow us to manage and develop profitable small and medium-sized hydropower stations and allow us to sustain our development by constructing new hydropower stations.

Strategic positioning

The Company has thoroughly analyzed the current situation of electric power industry and development trend in China and positions itself to develop small and medium hydropower stations with installed capacity of 10-100MW.  Due to the capital and technology intensive nature of the hydropower industry, we have given priority to develop cascade stations in middle and west China’s Hunan, Hubei, and Sichuan provinces.

Our decision to focus on small and mid-sized hydropower stations in middle and west China is based mainly on the following factors:

With regard to investment in small and medium hydropower stations, it requires a relatively small amount of capital and short construction period.

Hunan province is rich in small and medium hydropower resources and the local governments in Hunan province have invested heavily in the hydropower industry.

The Company has developed a good working relationship with local governments through years of local investment.

The Company has developed a good working relationship with grid companies and other retail clients through years of local investment.

Investments in small and medium hydropower stations are highly decentralized. Most of investors are small and lack of the financial resources and technical knowledge to make investments resulting in growth opportunities for acquisition and integration by the Company.

The investors in large and medium hydropower stations with installed capacity of over 100MW are usually state-owned large electric power enterprises.  Because small hydropower stations with installed capacity of less than 10MW are usually distributed in remote and disperse areas, difficult in operation and management and with high costs,  investors have less competition and pay lower prices for the hydropower services.

Prospects

The Company will strengthen the operation and management of existing hydropower assets, bring in foreign capital and use multiple financing channels to acquire more projects, realize fast development in a relatively short time and achieve installed capacity of 500MW in two years and 1,200MW in five years. Our aim is to become an experienced and successful investor in small and medium hydropower stations in China with sizable operations, international capital investment and strong competitiveness.

Year	Installed Capacity	Market Share in Small Hydropower
2003-2007	0---112.5MW	0.2%
2008-2012	112.5---1GW	0.2---2%
2013-2017	1GW---2.5GW	2---5%

Our Business Activities

Our business consists primarily of the following three activities:

1.  Development – (i) identifying small and medium hydropower stations in China; (ii) investing in such small and medium hydropower stations; and (iii) securing sales contracts with local grid companies annually.

2.  Operations – (i) operating hydropower stations; and (ii) generating hydropower and supplying electricity to power grid companies and residents, and providing related services to customers at the operating location.

3.  Construction – constructing quality power stations with high economic value and substantial return on investment.

Development

(i)  Identifying investment opportunities:  Our business development team actively explores and identifies small and medium hydropower stations in China with great potential for a high return or investment. The energy industry is highly regulated in China.  As a power generation company, we sell the electricity we generate to local grid companies.  At the same time, according to relevant regulations, local grid companies have to fully acquire hydroelectricity as a priority over thermal electricity.  Since the foundation of our relationship with these local grid companies is set by government regulations, we also receive invitations from local governmental to bid for new hydropower projects or take over existing hydropower projects.

The selection of new operational locations is determined after conducting preliminary evaluation and studies on the target locations, and return on investment.  The criteria for any potential operational location that are investigated and documented by us are:

1.   Size and density of population.

Economic statistics of the targeted locations.

Extent and concentration of industrial and commercial activities.

New property development in the target location.

Extent of the local government’s commitment to environmental protection, environmental policies in place, and the location population’s awareness of environmental issues.

For an acquisition of existing hydropower projects, an installed capacity in the range of 10-100MW.

The acquisition targets should have profit increasing potential by way of downsizing, technology reform, efficiency improvement and capacity expansion.

(ii)  Investing in Hydropower Stations: Once we have identified a potential hydropower station for acquisition and/or investment, we make a proposal to the relevant parties that owns the hydropower station. We negotiate the terms of our investment in the hydropower station and the terms are evidenced in a sales and purchase agreement.  At the closing, we pay the purchase price in cash or in stock according to the payment terms.  We typically purchase a minimum of 51% of the equity in the small and medium-sized hydropower station.

(iii) Securing new operational locations: Once we have approved a potential hydropower distribution project in an operational location, we normally dispatch a team to administer the project for its lifetime. We then prepare and submit a detailed hydropower project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply power to that location, proposed connection fees and usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of the benefits of hydropower in the operational location.

Operations

We take an active role in the operations of the hydropower stations.  We provide senior management to operate each facility.  In addition to supplying electricity to power grid companies and our industrial and residential customers, we provide other services such as hydropower device installation, maintenance, operation and management.

The workflow of hydropower generation is as follows:

Hydrology analysis:  We monitor and analyze real-time climate and water condition changes and estimate upstream water flow accordingly.

Production planning:  We propose a daily production plan to grid companies by 9 a.m. according to the above analysis and receive approvals from grid companies by 4 p.m.

Power generation application:  We apply for power generation approvals from grid companies.

Power generation: We conduct power generation and electricity output.

Equipment maintenance: We perform equipment maintenance and problem solving on a regular basis to improve equipment efficiency.

Construction

We may acquire additional water resources development rights from the local Water Resource Bureau.  After securing authorization from the state or local Development and Reform Commission and acquiring an approval from the Provincial Pricing Bureau, we hire a professional water resource institute to design a construction plan.  We manage the construction work done by the general contractor or subcontractors.  As part of the construction process, we obtain the approval of a quality control inspection performed by the grid companies.  Finally, we hire operators to manage the new hydropower stations.

Sales and Marketing

With preferential policies requiring that grid companies fully acquire electricity generated by hydropower companies, the Company enjoys an advantage in sales and marketing.  Each year, the Company signs a sales contract with Hunan Electric Power Company or its subsidiary company, Changde City Power Bureau.  The contract stipulates amount of electricity to be generated and delivered, tariff and settlement terms. The Company’s subsidiary, Hunan Jiuli Hydropower Construction Company, signs sales contracts with local industrial clients and collects pre-payments from local residential clients.

The current price of the electricity sold to Hunan Electric Power Company and its subsidiary Changde City Power Bureau is $0.038/KWH, or $0.033/KWH, after value-added tax.  The government has been and will be promoting price adjustment of hydroelectricity in response to 30% gap between the thermal and hydropower tariff.

Currently, we have approximately 1,800 residential customers and 34 industrial customers.  Electricity is transmitted to these retail customers by our own grid.  According to government regulations, power generation and power transmission should be separated progressively.  As a result, in the future, our retail sales will be limited and we will be relying predominantly on our wholesale sales.

Historically, our grid network was built to provide electricity to local residents and enterprises as partial compensation for using their land to build the hydropower station.  We still maintain this history as a way of giving back to local community.  Currently, our retail price to local residents is ¥ 0.40/KWH while the retail price for other grid companies is ¥ 0.56/KWH.  In addition, our retail price to local industrial enterprises in ¥ 0.35/KWH while the retail price from other grid companies is ¥ 0.70-0.80/KWH.

Materials and Suppliers

The principal supplies purchased for our business are parts for machinery and equipment which constitute approximately 25-35% of our construction costs.  We purchase such supplies through a bidding process which is administered by our procurement committee.  Potential suppliers are evaluated by their technical expertise, price, payment terms and post-sale maintenance services.  Our procurement committee maintains a scoring system based on the terms offered by each supplier. After an evaluation of the each supplier’s ability to provide the supplies and services requested, we purchase the supplies from the supplier that provides us with the best terms and has the best reputation.  Payments for equipment and machinery are purchased on payment terms ranging from 30 to 90 days.

Customers

We have two principal types of customers: (i) retail customers including local residents and industrial enterprises and (ii) wholesale customers, i.e., local grid companies. Our sales to residential customers and industrial customers represented 24.8% and 75.2% of our net sales, respectively, for the fiscal year ended 2007; 25.9% and 74.1% of our net sales, respectively, for the fiscal year ended 2006; sales to miscellaneous customers who are neither residential nor industrial or commercial customers accounted for the remainder of our sales.

Retail Customers.

Electricity is primarily used by our retail residential and commercial customers for lighting, air conditioning, water heating, cooking, and the operation of industrial equipment. Historically, we built a grid network to supply electricity to local retail customers as partial compensation for using their land to build the station.   60% of our retail customers make monthly advance payment to us; and the other 40% pay us by the end of each month according to their actual usage of electricity in the previous month.  At present, we have approximately 1,800 residential customers and 34 industrial customers. Sales to retail customers accounted for 24.8% of our total sales for the fiscal year ended December 31, 2007.

Wholesale Customers.

Our wholesale customers are local grid companies including Hunan Electric Power Company and its subsidiaries. They acquire the electricity we generate and then retail to local residential and industrial customers. We are responsible for electricity transmission to the grid. According to relevant regulations in China, grid companies should fully acquire hydroelectricity which is clean and environmental friendly. Furthermore, grid companies are prohibited from getting involved in power generation to avoid any conflict of interest.

We collect 80% of receivables from our wholesale customers by the 20th of the following month and the other 20% by the end of January of the following fiscal year. Sales to local grid companies accounted for 75.2% of our total sales for the fiscal year ended December 31, 2007.

Historically, Changde City Power Bureau, a state-owned power grid company, has been our principal client and has accounted for 75% of our sales for the fiscal year ended December 31, 2007. With the completion of our new hydropower station in Hunan province, we anticipate that  90% of its generated power will be delivered to Hunan Electrical Power Company, the parent company of Changde City Power Bureau and 10% of its power to other industrial and residential clients.

Pricing and Regulations

Electricity price is regulated by the Provincial Commodity Pricing Bureau. In determination electricity, the Bureau takes the following factors into consideration: (i) national energy policies; (ii) environmental impact; (iii) electricity supply and demand; and (iv) consumer price indexes (CPI). Currently, the electricity we sell to grid companies is $0.038/KWH, or $0.033/KWH after value-added tax.  Future price increases are subject to annual pricing review. However, to promote the development of hydropower as a source of clean energy, the government has been and will be promoting price adjustment of hydroelectricity in response to the 30% gap between thermal electricity and hydroelectricity tariff.

Our current retail electricity price is ￥0.40/KWH to residential customers and ￥0.35/KWH to industrial customers. This price is determined by our management team and is not regulated by the Pricing Bureau. We give our local retail customers some discount as a way of giving back to local community. Currently, grid companies sell electricity to residential customers at ￥0.56/KWH and to industrial customers at ￥0.70-0.80.

Operational and Construction Permit

In the PRC, companies in the hydropower generation business must obtain an operational permit from the State Electricity Regulatory Commission and an electricity acceptance approval from grid companies to begin operation. In addition, to begin a construction project on a new hydropower station, we need to get: (i) a project approval from State Development and Reform Commission (SDRC); (ii) an environmental impact review and approval from local Environmental Protection Agency; (iii) a water resource development approval from Provincial Water Resources Bureau; and (iv) pricing approval from the Provincial Commodity Pricing Bureau.

As of the date of this Current Report, Zhaoheng Hydropower and all its subsidiaries have the necessary operational permits..

Competition

Since 2002, our business has been concentrated in the generation and sales of hydroelectricity. With the increasing demand of electricity in China, industry competition focuses on the following two aspects:

Product competition: Currently, thermal power has 83% market share, hydropower has only 15%, and other energy sources have about 2%. Product competition mostly comes from thermal electricity. However, due to lower pricing, clean production and preferential policies, hydropower has an advantage over thermal power.

Hydropower resources competition: Currently, most hydropower resources are controlled by state-owned companies and local governments. With deepening reform of electricity industry, private capital and foreign capital are gradually coming to the industry due to its investment value and prospects, resulting in more intensive competition in the industry.

Further, the competition in our industry comes from the following sectors:

Large state-owned companies. These large companies position themselves in large thermal power projects and large and medium hydropower projects, so there is no direct competition between them and the Company.

Large local electric power companies: They are supported by local government, but have rigid management and low efficiency.

Affiliates of grid companies: These companies possess many hydropower resources, but they will be the targets of next round of reform due to their conflicts with the electric reform policies. They will be our targets of cooperation or acquisition.

Small and medium sized hydropower stations owned by local government: They are very inefficient in management and are the company’s acquisition targets.

Private and foreign hydropower investment companies: These companies are more flexible in management, but are usually constrained by technological and capital requirements.

Safety and Quality Control

Safety Control

We are focused on safety.  We have implemented a safety system and have designated an  engineering department to oversee safety issues for all of our operations. We carry out routine inspection of our equipment every two hours and we conduct routine maintenance of our equipment every week or every other week depending on equipment type.

We believe in educating operational staff about safety procedures. Our operation employees have to take annual safety education and pass the annual safety exam. And while the equipment runs for 24 hours a day during peak seasons, our employees are divided into 3 shifts to oversee the operation.

In order for us to monitor the operations of our equipment, we also developed a micro processing unit that integrates measurement, control, communications, and other functions to achieve the goal of central control and management in a scientific manner.

Due to the strict implementation of safety control procedures, there have been no major accidents which have resulted in serious injury or death since our inception.

Quality Control

Quality control mainly stays in the design and construction phase of hydropower stations. The quality control team regularly makes inspection visits and conducts tests to ensure that the construction work meets our required standards as well as National and local regulations.

Unlike other industries, there is no quality control in the operation phase since all electricity is the same to end users.

Insurance

We currently purchase property insurance to cover our fixed asset from People’s Insurance Company of China (PICC).

In addition, we maintain the following insurances for our employees: (i) pension insurance, (ii) medical insurance; (iii) work-related injury insurance; (iv) employment insurance; and (v) parental insurance.

Government Regulation

The operation of hydropower stations is not subject to any regulation other than pricing regulation.

Pricing and Regulations

lectricity price is regulated by the Provincial Commodity Pricing Bureau. In determination electricity, the Bureau takes the following factors into consideration: (i) national energy policies; (ii) environmental impact; (iii) electricity supply and demand; and (iv) consumer price indexes (CPI). Currently, the electricity we sell to grid companies is $0.038/KWH, or $0.033/KWH after value-added tax.  Future price increases are subject to annual pricing review. However, to promote the development of hydropower as a source of clean energy, the government has been and will be promoting price adjustment of hydroelectricity in response to the 30% gap between thermal electricity and hydroelectricity tariff.

Our current retail electricity price is ￥0.40/KWH to residential customers and ￥0.35/KWH to industrial customers. This price is determined by our management team and is not regulated by the Pricing Bureau. We give our local retail customers some discount as a way of giving back to local community. Currently, grid companies sell electricity to residential customers at ￥0.56/KWH and to industrial customers at ￥0.70-0.80.

Operational and Construction Permit

In the PRC, companies in the hydropower generation business must obtain an operational permit from the State Electricity Regulatory Commission and an electricity acceptance approval from grid companies to begin operation. In addition, to begin a construction project on a new hydropower station, we need to get: (i) a project approval from State Development and Reform Commission (SDRC); (ii) an environmental impact review and approval from local Environmental Protection Agency; (iii) a water resource development approval from Provincial Water Resources Bureau; and (iv) pricing approval from the Provincial Commodity Pricing Bureau.

As of the date of this Current Report, Zhaoheng Hydropower and all its subsidiaries have the necessary operational permits..

Safety Regulations

As a hydropower generation company, we are regulated by the relevant operation safety rules promulgated by grid companies.  According to such rules, our daily operation should meet relevant safety requirements and qualifications.

Income Taxes

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33% (according to a new tax bill, general enterprises will be taxed at 25% beginning from 2008). Our operating subsidiaries, Hunan Sanjiang Power Co., Ltd. and Hunan Zhaoheng Hydropower Co., Ltd., are in the hydropower industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the hydropower industry enjoys a favorable tax rate. In addition, our operating subsidiaries have been approved as Chinese-foreign joint venture companies and have been enjoying preferential income tax treatment under the PRC’s income tax policies that provide certain preferential income tax treatment to entities qualified as Chinese Foreign joint venture entities. Under such policies, Hunan Sanjiang Power Co., Ltd. and Hunan Zhaoheng Hydropower Co., Ltd. are exempt from corporate income taxes for the first two years commencing from its first profitable year and thereafter, will be entitled to a 50% tax reduction for the succeeding three years. Accordingly, Hunan Sanjiang was exempt from income tax from 2005 to 2006 and is subject to a 7.5%-10% tax rate from 2007-2009. Hunan Zhaoheng Hydropower Co. is expected to be exempt from income tax from 2008-2013 due to tax credits from equipment purchase.

Employees

As of March 30, 2008, we had a total of 160 employees, including 30 engineers, 59 workers, 12 finance and accounting professionals, 8 sales and marketing staff,  and 50 supporting staff.

Although each employee will enter into an employment contract with the respective company, each employee is an “at will” employee. The annual remuneration of each includes a fixed and bonus components plus contributions to the social insurances as well as stock incentives.

ACQUISITION OF OPPORTUNITIES

At March 31, 2008, in implementing a structure for a particular business acquisition, the Company may have become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may have also acquired stock or assets of an existing business. On the consummation of a transaction, it was probable that the present management and shareholders of the Company would no longer be in control of the Company. In addition, the Company's directors may have, as part of the terms of the acquisition transaction, resigned and been replaced by new directors without a vote of the Company's shareholders or may have sold their stock in the Company. Any and all such sales would only be made in compliance with the securities laws of the United States and any applicable state.

It was anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may have agreed to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurred, of which there can be no assurance, it would be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company was no longer considered a "shell" company. Until such time as this occurred, the Company did not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities might have had a depressive effect on the value of the Company's securities in the future, if such a market developed, of which there was no assurance.

While the actual terms of a transaction to which the Company may be a party could not be predicted, it may have been expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may have been necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may have personally met with management and key personnel, may have visited and inspected material facilities, obtained analysis of verification of certain information provided, checked references of management and key personnel, and taken other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participated in an opportunity would depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, the negotiations with target company management was expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders would in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may have been subject to significant reduction in the event the Company acquired a target company with substantial assets. Any merger or acquisition effected by the Company could be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company would participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements could not be predicted, generally such agreements would require some specific representations and warranties by all of the parties thereto, would specify certain events of default, would detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, would outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, would set forth remedies on default and would include miscellaneous other terms.

As stated hereinabove, the Company would not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction.

Upon the effective date of this registration statement, the Company will be subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K.

The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

On May 13, 2008, we entered into a Share Exchange Agreement with Guosheng Xu, the sole existing holder of all of the outstanding capital stock of Zhaoheng BVI.  Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 69,686,970 shares of Common Stock to Embedded Internet Solutions Limited, a Cayman Islands company wholly-owned by Guosheng Xu, in exchange for all of the shares of common stock of Zhaoheng BVI (the “Share Exchange”).  As a result of the consummation of the Share Exchange, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act, and Zhaoheng BVI became a wholly-owned subsidiary of the Company and Zhaoheng HK became an indirectly wholly-owned subsidiary of the Company in Hong Kong.

COMPETITION

At March 31, 2008, the Company was an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which had significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company was at a significant competitive disadvantage compared to the Company's competitors.

Item 7.  Financial Statements.

CERTIFIED TECHNOLOGIES CORPORATION.

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                 F-2

Financial Statements:

     Balance Sheets                                                                         F-3

     Statements of Operations                                                           F-4

     Statement of Changes in Stockholders' (Deficit)                            F-5

     Statements of Cash Flows                                                          F-6

     Notes to Financial Statements                                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Certified Technologies Corporation.

We have audited the accompanying balance sheets of Certified Technologies Corporation (A Development Stage Company) as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Certified Technologies Corporation. (A Development Stage Company) as of March 31, 2008 and 2007, and the results of its operations, stockholders’ (deficit), and its cash flows for the two years ended March 31, 2008 and 2007,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has insufficient funds to commence operations, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 6 to the accompanying financial statements, the Company has restated its consolidated balance sheet as of March 31, 2007, and the related statement of operations, stockholders' (deficit), and cash flows for the year then ended.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

July 7, 2008

CERTIFIED TECHNOLOGIES CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2008	March 31, 2007
		(Restated)
Current Assets:
Cash	$26	$-

TOTAL ASSETS	$26	$-
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable	$2,864	$4,553
Accounts payable, related party	31,444	4,722
Judgments payable	7,600	15,100
Total Current Liabilities	41,908	24,375
TOTAL LIABILITIES	41,908	24,375
Commitments and contingencies (Notes 1, 2, 3, 4, 5, 6 and 7)
Stockholders' (Deficit):
Preferred Stock, $.001 par value
20,000,000 shares authorized; No shares issued and Outstanding	-	-
Common Stock, $.001 par value,
780,000,000 shares authorized; 2,006,029 and 822,640 shares issued and outstanding, respectively	2,006	823
Additional paid-in capital	5,470,767	5,448,671
Accumulated (deficit)	(5,566,220)	(5,566,220)
Retained earnings during development stage	51,565	92,351
Total Stockholders'(Deficit)	(41,882)	(24,375)
Total Liabilities and Stockholders' (Deficit)	$26	$-

The accompanying notes are an integral part of the financial statements.

CERTIFIED TECHNOLOGIES CORPORATION
(A Development Stage Company
STATEMENTS OF OPERATIONS
	For the Year Ended		For the Period from November 8, 2006 (date of commencement ofdevelopment stage) through
	March 31, 2008	March 31, 2007	March 31, 2008
		(Restated)

Revenues	$-	$-	$-

Expenses:
Attorney fees	15,282	5,200	20,482
Audit fees	12,000	-	12,000
Bank charges	114	-	114
Edgar filing fees	1,635	-	1,635
General corporate fees	265	-	265
Printing and mailing costs	1,707	-	1,707
Stock issued for rights to company records	3,279	-	3,279
Transfer agent fees	6,267	-	6,267
Other	237	282	519

Net Operating (Loss)	$(40,786)	(5,482)	(46,268)

Other Income
Settlement of prior payable	-	97,833	97,833

Net Income (Loss)	(40,786)	92,351	51,565

Per Share	$(.03)	$.11	$.04

Weighted Average Number of Shares Outstanding	1,559,798	822,640	1,352,698

The accompanying notes are an integral part of the financial statements.

CERTIFIED TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Period from April 1, 2006 through March 31, 2008
	Common Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Retained Earnings During Development Stage	Total

Balance at April 1, 2006 (restated)	822,640	$823	$5,448,671	$(5,566,220)	$-	$(116,726)

Net Income- year ended March 31, 2007 (restated)	-	-	-	-	92,351	92,351

Balance at March 31, 2007 (restated)	822,640	823	5,448,671	(5,566,220)	92,351	(24,375)

Issuance of stock For cash at $.02 Per share	1,016,667	1,017	18,983	-	-	20,000

Issuance of stock For rights to Company records	166,666	166	3,113	-	-	3,279

Rounding due to reverse stock split	56	-	-	-	-	-

Net loss- period ended March 31, 2008	-	-	-	-	(40,786)	(40,786)

Balance at March 31, 2008	2,006,029	$2,006	$5,470,767	$(5,566,220)	$51,565	$(41,882)

The accompanying notes are an integral part of the financial statements.

CERTIFIED TECHNOLOGIES CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended		Period from November 8, 2006 (date of commencement of development stage) Through
	March 31, 2008	March 31, 2007	March 31, 2008
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(40,786)	$92,351	$51,565
Adjustments to reconcile net loss
To net cash used in operating activities:
Stock issued for rights to Company records	3,279	-	3,279
Settlement of Prior Payable	-	(97,833)	(97,833)
Increase (decrease) in accounts payable	(1,689)	760	(929)
(Decrease) in judgments payable	(7,500)	-	(7,500)

Net Cash (Used in) Operating Activities	(46,696)	(4,722)	(51,418)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of Stock for Cash	20,000	-	20,000
Advances from affiliates	26,722	4,722	31,444

Net Cash Provided by Financing Activities	46,722	4,722	51,444

Increase in Cash	26	-	26

Cash, Beginning of Period	-	-	-

Cash, End of Period	$26	$-	$26

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CERTIFIED TECHNOLOGIES CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Certified Technologies Corporation. (Company), a “Development Stage Company”, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Certified Technologies Corporation in 1984 under the laws of the State of Minnesota.  On February 21, 2008, the Company was reincorporated in the state of Nevada and completed a one for six reverse split of common stock, by entering into an Agreement and Plan of Merger with and into Certified Technologies Corporation, a Nevada corporation, with the Nevada corporation surviving the merger.

From October 2000 to March 31, 2008, the Company has not engaged in any operations.

Effective November 8, 2006, the Company commenced activities to become a reporting company with the SEC with the intention to become a publicly trading company.

Subsequent to March 31, 2008, the Company completed a business combination as disclosed in Note 7.

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has insufficient funds to commence operations, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to register the Company’s common stock under the Securities Exchange Act of 1934 and  to begin the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination, which was completed subsequent to March 31, 2008.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

CERTIFIED TECHNOLOGIES CORPORATION.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

The Company has had no revenue during its development stage. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(k)  Development stage

Based upon the Company's business plan, it became a development stage enterprise effective November 8, 2006 when it commenced activities to become a reporting company with the Securities and Exchange Commission.  Planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

CERTIFIED TECHNOLOGIES CORPORATION.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Other

Effective June 6, 2008, the Company changed its fiscal year end to December 31.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes –

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards, limited by the value of the shell.  The net operating loss carry forward if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code if there is a change in ownership.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2007	500,000	Various	92,500	(92,500)	—	—
March 31, 2008	40,786	2028	7,545	(7,545)	(7,545)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

CERTIFIED TECHNOLOGIES CORPORATION.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

(3) Common Stock

Pursuant to the Articles of Incorporation, as amended on February 21, 2008, the Company is authorized to issue 780,000,000 common shares, with a par value of $.001 per share.  There were 2,006,029 shares of common stock issued and outstanding at March 31, 2008.

In addition, on February 21, 2008, the issued and outstanding shares of the Company’s common stock automatically will convert into shares of Certified Technologies Nevada Common Stock at a ratio of six (6) shares of the current outstanding Common Stock for one (1) share of Certified Technologies Nevada Common Stock.

All references in the accompanying financial statements to the number of shares authorized and outstanding and to the per share amounts have been retroactively adjusted to reflect the new capital structure and reverse split effective February 21, 2008.

As a result of the reverse stock split of registrant's common stock, registrant's outstanding shares of common stock will be reduced from 12,035,837 shares to 2,006,029 shares. The Migratory Merger and reverse split were effective on February 21, 2008, (the "Effective Date").

Subsequent to March 31, 2008, the Company issued 69,686,970 shares of Common Stock to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly-owned by Guosheng Xu, pursuant to a Share Exchange Agreement, in exchange for all of the shares of common stock of Zhaoheng Investment Limited (BVI) (the “Share Exchange”).

(4) Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

At March 31, 2008 the Company owed $31,444 to a related party for expenses of the Company.  The advances are uncollateralized, bear no interest and are due on demand.

(5)  Settlement of Prior Payable

At March 31, 2008, the Company owed $7,600 to its creditors from previous agreements. The payable was satisfied in May 2008.

(6) Restatement of Results

In accordance with SFAS 154, the Company has corrected an error made effective as of March 31, 2007. The financial statements, as originally prepared, did not reflect unrecorded liabilities of $6,293 that were owed as of March 31, 2007.  The unrecorded liabilities consisted of $3,793 related to penalties and interest due to a taxing authority, and $2,500 owed due to renegotiation of a settlement on one of the judgments.  Accounts payable and judgments payable balances in the balance sheet at March 31, 2007 have been restated to reflect the correct balances owed. These amounts affected the accumulated deficit account on the balance sheet and settlement of prior liabilities account on the statement of operations as reflected in the restated period ending March 31, 2007. A summary of the significant effects of the restatement is as follows:

CERTIFIED TECHNOLOGIES CORPORATION.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

(6) Restatement of Results, Continued

	March 31, 2007
	As Previously Reported	As Restated

Accounts payable	$760	$4,553
Judgments payable	12,600	15,100
Total Liabilities	18,082	24,375
Accumulated (deficit)	(5,562,427	(5,566,220
Retained earnings during development stage	94,851	92,351
Total Stockholders' (Deficit)	(18,082	(24,375
Total Liabilities and Stockholders' (Deficit)	-	-

	For the Year Ended March 31, 2007
	As Previously Reported	As Restated

Settlement of prior payable	$100,333	$97,833
Net Income	94,851	92,351
Net Income Per Share	$.12	$.11

(7) Subsequent Events

On May 13, 2008, pursuant to the Share Exchange, the Company issued an aggregate of 69,686,970 shares of common stock to Embedded Internet in exchange for all of the shares of common stock of Zhaoheng Investment Limited (BVI).  Contemporaneously with the closing of the Share Exchange two of our stockholders, Michael Friess and Sanford Schwartz, completed a sale of approximately 572,170 shares of Common Stock owned by them to Embedded Internet pursuant to a stock purchase agreement (the “Stock Purchase”).  As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet now owns shares of our Common Stock constituting approximately 98% of our outstanding capital stock.

At March, 31, 2008, the Company owed $1,000, $5,000, and $1,600 to certain creditors from previous agreements.  Subsequent to March 31, 2008, the company paid these amounts in full.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with the accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in Internal Control over Financial Reporting. During the year ended March 31, 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME               AGE         POSITION

Guosheng Xu         43       Chairman of the BoardPresident and CEO

Hong Zu              44       Director

Huizhou Cheng          60       Director

Michael Friess                        58       Former Chairman of the Board,President and CEO

Chloe DiVita            31       FormerTreasurer, Secretary,Director and CFO

Sanford Schwartz                   58       Former Director

On May 13, 2008, Michael Friess, Chloe DiVita, and Sanford Schwartz resigned as officers and directors of the Company. Prior to their resignations, and as part of the Share Exchange Agreement, they appointed Guosheng Xu as President and CEO, of the Company, and Messrs. Hong Zu and Huizhou Cheng as directors.

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our stockholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our Board of Directors.

Set forth below is the biographical information about our directors and executive officers:

Guosheng Xu is a nominee for Chairman of the Board and CEO.  Since 1994, Mr. Xu has been Chairman of the Board and CEO of Shenzhen Zhaoheng Industrial Co., Ltd.  Since 2000, Mr. Xu has been Chairman of the Board and CEO of Zhaoheng Holdings (Hong Kong) Limited.  Mr. Xu has over 20 years of experience in business management and operation of hydropower businesses and companies in other industries and was the founder of Shenzhen Zhaoheng Industrial Co., Ltd., the predecessor to Shenzhen Zhaoheng Hydropower Co., Ltd., a subsidiary of Zhaoheng Hydropower (Hong Kong) Limited (“Shenzhen Zhaoheng”) in 1994. From 1991 to 1994, he held the position of deputy general manager of trading department in Shenzhen Construction Material Co., Ltd; from 1985 to 1990, he held the position of general manager of Shenzhen Shenhu Livestock and Poultry Co., Ltd. Mr. Xu is a visiting professor of Wuhan Polytechnic University. He completed his EMBA from Hong Kong University of Science and Technology in 2005 and received his BS in business Administration from Shenzhen University in 1991.

Hong Zhu is a nominee for Director of the Board. Mr. Zhu joined Shenzhen Zhaoheng in 1996 and held a number of executive positions at Shenzhen Zhaoheng.  Since 2003, he served as president and led Shenzhen Zhaoheng’s hydropower business. Prior to Shenzhen Zhaoheng, he held the position of Planning Director at Hubei Dazhi Specialty Steel Co., Ltd. from 1987 to 1996. Mr. Zhu received his BS from Wuhan Physical Education College in 1987 and earned his EMBA from Cheung Kong GSB in 2005. He has been the congressman of Hunan Province since Jan 18, 2008. Mr. Zhu has been a director of Shenzhen Zhaoheng Industrial Co., Ltd since 2000,  chairman of the board of Hunan Sanjiang Power Co., Ltd since 2004, chairman of the board of Hunan Zhaoheng Hydropower Co., Ltd since 2003 and chairman of the board of Zhaoheng Weile (Shimen) Tungsten Co., Ltd since 2006.

Huizhou Cheng is a nominee for Director of the Board. Mr. Cheng has served as an advisor and independent board member of Shenzhen Zhaoheng since 2007. Since 1991, he has held a number of key positions in several bureaus at the Ministry of Water Resources of PRC. Prior to 1991, he was responsible for the design, construction and management of several major water conservancy projects in China including Three Gorges Dam, Gezhou Dam, and Yellow River Xiaolangdi Project. Mr. Cheng received a BS in Industrial and Electrical Engineering from Huazhong University of Science & Technology in 1970 and an MS in Economy from Party School of the Central Committee of C.P.C. in 1996. Mr. Cheng is a member of National Energy Expert Group, president of International Small Hydropower Association and an influential member of national hydropower policy makers. He has been the Director of Hanjiang Water Resources & Hydropower Co., Ltd. since 1994 and director of Anhui Water Resources Development Co., Ltd. since 2003.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and  Committees

Our board of directors currently consists of three members: Guosheng Xu, Hong Zhu and Huizhou Cheng.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Share Exchange and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).  According to our records, there are no executive officers, directors and beneficial owners of ten percent of our capital shares that did not file their form 3 in a timely manner.

Conflicts of Interest

At March 31, 2008 the Company's officers and directors had in the past and may in the future be officers and directors of other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in Mr. Friess and Mrs. DiVita serving as officers and directors of the Company and in Mr. Schwartz serving as a director of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention even if the opportunities relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention in the performance of their duties as officers and directors of the Company will be considered opportunities of, and be made available to the Company.  However, they are under no obligation to make any opportunities that come to their attention in the performance of their duties for any other companies or in any other manner available to the Company. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

INVESTMENT COMPANY ACT of 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

Item 10. Executive Compensation

At March 31, 2008 none of the Company's officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation since the renewal of the Company's charter. They agreed to act without compensation until authorized by the Board of Directors, which was not expected to occur until the Company had generated revenues from operations after consummation of a merger or acquisition. The Company had minimal funds available to pay directors. Further, none of the directors were accruing any compensation pursuant to any agreement with the Company.

It was possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors was offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It was possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummated a transaction with any entity referred by associates of management, it is possible that such an associate would be compensated for their referral in the form of a finder's fee. It was anticipated that this fee would be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or would be in the form of cash consideration. However, if such compensation was in the form of cash, such payment would be tendered by the acquisition or merger candidate, because the Company had minimal cash available. The amount of such finder's fee, if any, could not be determined, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company would receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs had been adopted by the Registrant for the benefit of its employees.

Since the Share Exchange Agreement on May 13, 2008, the Company has no officers or directors whose total annual salary and bonus in 2007 and 2006 exceeded $100,000 with the exception of Mr. Xu.   Mr. Xu was appointed chairman of the board and chief executive officer on May 13, 2008. The compensation amounts paid to Mr. Xu reflect compensation paid to them by the operating subsidiaries of Zhaoheng BVI and its subsidiaries during the reported periods.

Summary Compensation Table

Name	Principal Position	Annual Compensation				Long Term Compensation
						Awards		Payouts
		Year	Salary ($)[1]	Bonus ($)	Other Annual Compensation ($)[2]	Restricted Stock Award(s) ($)	Securities Underlying Options and SARs(#)	LTIP Payouts

Guosheng Xu	President,	2007	RMB 260,000
Xu	CEO
		2006	RMB 260,000
		2005	RMB 204,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of July 8, 2008 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officer’s and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

As of the date of this report, we have outstanding 71,692,999 shares of common stock.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on July 8, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person, and (b) the denominator is  the total shares of that class outstanding on July 8, 2008. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

------------------------------------
1 Guosheng Xu received compensation from Shenzhen Zhaoheng Industrial Co., Ltd., a subsidiary of the Registrant. No compensation was paid to Guosheng Xu by the Registrant.

2 Guosheng Xu received dividend payments from Shenzhen Zhaoheng Industrial Co., Ltd.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

F/19, Unit A, <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />JingFengCheng Building

5015 Shennan Road

Shenzhen PRC 518025

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

F/19, Unit A, JingFengCheng Building
5015 Shennan Road
Shenzhen PRC 518025

Name and Address of Anticipated Beneficial Owner	Title of Class	Anticipated Number of Shares Beneficially Owned (1)	Anticipated Percent of Class (2)

Anticipated 5% or Greater Stockholders:
Embedded Internet Solutions Limited	Common Stock	69,686,970 Shares	98%

Anticipated Directors and Named Executive Officers:
Guosheng Xu (3)	Common Stock	69,686,970 Shares	98%

All directors and executive officers as a group (1 person)	Common Stock	69,686,970 Shares	98%

___________________________

(1)  Anticipated beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants anticipated to be exercisable or convertible at or within 60 days of the consummation, if any, of the Share Exchange are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 2,006,029 shares of Common Stock anticipated to be issued and outstanding as of the consummation of the Share Exchange.

(3)	Mr. Xu is the sole stockholder of Embedded Internet.

 Item 12. Certain Relationships and Related Transactions

Share Exchange Agreement

On May 13, 2008, we entered into a Share Exchange Agreement with Guosheng Xu, the sole existing holder of all of the outstanding capital stock of Zhaoheng BVI.  Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 69,686,970 shares of Common Stock to Embedded Internet, in exchange for all of the shares of common stock of Zhaoheng BVI.  Contemporaneously with the closing of the Share Exchange, certain holders of our Common Stock completed a sale of approximately 572,170 shares of Common Stock owned by them to Embedded Internet pursuant to a stock purchase agreement.  As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet now owns shares of our Common Stock constituting approximately 98% of our issued and outstanding capital stock.

Upon the consummation of the Share Exchange Agreement, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act , and Zhaoheng BVI is now a wholly-owned subsidiary of the Company, and Zhaoheng HK is now the indirectly wholly-owned subsidiary of the Company in Hong Kong.

The foregoing description of the Share Exchange Agreement is qualified in its entirety, by the text of the agreement which is annexed hereto as Exhibit 10.1.

Item 13. Index to Exhibits

Index to Exhibits.

Exhibit No.	Description

3.01	Articles of Incorporation with amendments. (1)

3.02	By-laws (1)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 10-SB12G filed on August 29, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s principal accountant, during the year ended March 31, 2008.

Services

Audit fees	$12,000
Audit related fees	-
Tax fees	-
All other fees	-

Total fees	$12,000

Audit fees consist of fees for the audit of the Company’s annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.

Tax fees included tax planning and various taxation matters that were approved in advance by our board of directors.

The Company’s sole director is responsible for approving in advance all fees paid to the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2008	CERTIFIED TECHNOLOGIES CORPORATION

By: /s/ Guosheng Xu
Name: Guosheng Xu
Title: Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guosheng Xu Guosheng Xu	Chief Executive Officer and Chairman (Principal Executive Officer and Acting Principal Financial Officer)	July 14, 2008
/s/ Hong Zhu Hong Zhu	Director	July 14, 2008
/s/ Huizhou Cheng Huizhou Cheng	Director	July 14, 2008