Form 10-Q
period 2008-06-30
CERTIFIED TECHNOLOGIES CORP
filed 2008-08-14
CIK 744695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

❒	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-52786

ZHAOHENG HYDROPOWER COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1484782
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

F/19, Unit A, JingFengCheng Building 5015 Shennan Road, Shenzhen PRC	518025
(Address of Principal Executive Offices)	(Zip Code)

(011-86) 755-8207-0966
(Registrant’s Telephone Number, Including Area Code)

Certified Technologies Corporation
5353 Manhattan Circle
Suite 101
Boulder, CO 80303
March 31

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 11, 2008, there were 71,692,999 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash	$4,442,737	$994,719
Notes receivable	-	202,349
Accounts receivable, net of allowance for doubtful accounts $327,461 and $307,090 respectively	2,450,351	1,915,471
Dividend receivable	-	71,460
Other receivables	97,175	145,075
Prepaid expenses and other current assets	64,586	85,971
Total current assets	7,054,849	3,415,045

Long-term investment	571,504	535,951
Property, plant and equipment,, net of accumulated depreciation of $39,497,071 and
$34,380,646 respectively	39,248,193	30,634,626
Due from related parties	13,521,567	17,529,838
Other assets	173,960	175,886
Construction in progress	36,228,311	32,455,855
Property use rights, net	1,233,398	1,169,905
Intangible asset	18,197	-

Total assets	$98,049,979	$85,917,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$35,337	$133,163
Other payables	3,696,684	1,739,867
Taxes payable	375,802	157,525
Due to related party	2,087,263	31,444
Advances from customers	-	34,021
Judgment payable	7,600	7,600
Total current liabilities	6,202,686	2,103,620

Loans payable-long term	64,585,733	60,567,944

Minority interest	-	-

Stockholders' Equity:
Preferred Stock: $.001 par value; 20,000,000 authorized, no shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	-	-
Common Stock: $.001 par value, 780,000,000 authorized, 71,692,943 and 2,005,973 issued
and outstanding at June 30, 2008 and December 31, 2007, respectively	71,693	2,006
Additional paid-in capital	19,336,244	19,405,931
Statutory surplus reserve	666,952	666,952
Retained earnings	3,019,912	628,704
Accumulated other comprehensive income	4,166,759	2,541,949
Total shareholders' equity	27,261,560	23,245,542

Total liabilities and stockholders' equity	$98,049,979	$85,917,106

See notes to unaudited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,342,642	$2,363,423	$4,633,581	$4,531,040
Cost of revenues	755,592	450,783	1,219,969	878,354
Gross profit	2,587,050	1,912,640	3,413,612	3,652,686

Operating expenses:
Selling, general and administrative expenses	214,207	316,580	534,435	722,256

Operating income	2,372,843	1,596,060	2,879,177	2,930,430

Other income (expenses):
Interest income	963,845	1,567	965,012	31,239
Interest expense	(1,153,397)	(180,632)	(1,463,062)	(438,412)
Nonoperating income	-	31,435	-	73,599
Nonoperating expense	(2,841)	(2,954)	(21,006)	(23,544)
Other income	25,691	-	26,229	-
Investment income	131,773	-	159,150	-
Total other income (expenses)	(34,929)	(150,584)	(333,677)	(357,118)

Income before income taxes	2,337,914	1,445,476	2,545,500	2,573,312

Income taxes	142,759	81,647	154,292	170,453

Income before minority interest	2,195,155	1,363,829	2,391,208	2,402,859

Minority interest	-	(279,142)	-	(515,080)

Net income	2,195,155	1,084,687	2,391,208	1,887,779

Unrealized foreign currency translation gain	641,817	(326,142)	1,624,810	(91,418)

Comprehensive income	$2,836,972	$758,545	$4,016,018	$1,796,361

Net loss per common share - basic and diluted	$0.07	$0.38	$0.20	$0.90

Weighted average number of shares
outstanding - basic and diluted	38,763,935	2,005,973	20,384,954	2,005,973

See notes to unaudited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,391,208	$1,887,779
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expenses	732,047	497,619
Minority interest	-	515,080
Changes in operating assets and liabilities:
Notes receivable	208,983	51,867
Accounts receivable	(394,987)	446,041
Dividend receivable	73,803	-
Other receivables	55,715	27,575
Prepaid expense	26,237	(636,165)
Other assets	13,167	886,580
Accounts payable and accrued expenses	(103,210)	(837,389)
Other payables	1,783,471	494,193
Advances from customers	(35,137)	34,003
Taxes payable	201,289	(31,419)
Net cash provided by operating activities	4,952,586	3,335,764

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	5,008,432	(9,522,052)
Purchase of equity investment	(6,652,994)	-
Purchase of property, plant and equipment	(168,450)	(116,051)
Investment in construction of hydropower station	(1,857,456)	(7,050,236)
Net cash used in investing activities	(3,670,468)	(16,688,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(2,825,649)
Proceeds from long-term loans	-	15,559,964
Due to related parties	1,990,623	-
Net cash provided by financing activities	1,990,623	12,734,315

EFFECT OF EXCHANGE RATE CHANGES ON CASH	175,277	170,940

NET INCREASE (DECREASE) IN CASH	3,448,018	(447,320)

CASH, BEGINNING OF PERIOD	994,719	4,819,766

CASH, ENDING OF PERIOD	$4,442,737	$4,372,446

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest paid	$1,463,062	$431,367
Income tax paid	$154,292	$170,453

See notes to unaudited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND PROPOSED BUSINESS OPERATIONS

Certified Technologies Corporation ("Certified") was incorporated under the laws of the State of Minnesota in January, 1984. Certified was formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. Certified filed for a Chapter 11 bankruptcy on July 11, 2000, which was converted to a Chapter 7 on October 23, 2000. The bankruptcy closed on November 4, 2004.

On May 13, 2008, Zhaoheng Investment Limited, a British Virgin Island Corporation ("Zhaoheng BVI") entered into a share exchange agreement (the “Share Exchange Agreement”) with Certified resulting in a change of control of Certified. Pursuant to the Share Exchange Agreement, Certified issued an aggregate of 69,686,970 shares of common stock, par value $0.001 (the “Common Stock”), to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly owned by Guosheng Xu, our current Chief Executive Officer and Chairman, in exchange for all of the shares of common stock of Zhaoheng BVI (the “Share Exchange”). Contemporaneously with the closing of the Share Exchange, certain holders of our Common Stock completed a sale of approximately 572,170 shares of Common Stock owned by them to Embedded Internet pursuant to a stock purchase agreement (the “Stock Purchase”). As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet now owns shares of our Common Stock constituting approximately 98% of our outstanding capital stock.

Upon the consummation of the Share Exchange, Certified ceased being a shell company and is now engaged in the investment and operation of small and medium sized hydropower stations in the People’s Republic of China (“PRC”).

In November 2007, Zhaoheng BVI’s wholly-owned subsidiary, Zhaoheng Hydropower (Hong Kong) Limited (“Zhaoheng HK”), was established in Hong Kong. Guosheng Xu, the sole shareholder of Zhaoheng BVI, combined his equity interests in the following four operating companies (collectively, the “Operating Entities”): (1) Shenzhen Zhaoheng Hydropower Co., Ltd., ("Shenzhen Zhaoheng") (2) Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), (3) Hunan Sanjiang Power Co., Ltd., (“Hunan Sanjiang”) and (4) Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Juili”), each incorporated under laws of the PRC, and injected them into the Company in December 2007. This combination of ownership is collectively referred to as “Capital Injection”.

On February 27, 2008, Certified reincorporated in the State of Nevada and on July 17, 2008, Certified changed its corporate name from “Certified Technologies Corporation” to “Zhaoheng Hydropower Company”.

Hereafter, Zhaoheng BVI, Zhaoheng HK, the Operating Entities that consolidated their equity interest into Zhaoheng BVI, Zhaoheng Hydropower Company, and any subsequent acquisition to the Capital Injection are referred to as the “Company”, unless specific reference is given to a specific company. All assets and liabilities are recorded at their historical costs.

In December 2007, one of the Company’s subsidiaries Hunan Sanjiang Power Co., Ltd. entered into a letter of intent to transfer its 100% interest in Hunan Juili Hydropower Construction Co., Ltd. (“Hunan Jiuli”) to its related party.

Shenzhen Zhaoheng Industrial Co., Ltd. for a consideration of RMB 13,038,000. All relevant procedures were completed in April 2008.  As a result, Hunan Jiuli is not a subsidiary of the Company as of June 30, 2008.

On June 15, 2008, Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”) succeeded in the buyout of Guizhou Jingrong Industrial Development Co., Ltd (“Guizhou Jingrong”) in Rongjiang County of Guizhou Province. The acquisition was undertaken to allow the Company to diversify its operations, to improve its financial condition and increase shareholder value. The statements of operations do not include Guizhou Jingrong due to the immaterial financial impact associated with the brief period of ownership of Guizhou Jingrong.

The Company uses the purchase method of accounting for qualifying business combinations. Under the purchase method of accounting, the assets and liabilities of acquired company’s are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as an intangible asset. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, identified intangible assets are amortized over their estimated useful lives. The purchase consideration for Guizhou Jingrong was $2,332,668 which had been paid at June 30, 2008.

The Company, by virtue of their ownership structure, owns three hydropower stations (Hunan Sanjiang Hydropower Station, Hunan Sanjiang Left Bank Hydropower Station and Guizhou Jingrong Industrial Development Station) and other relevant operating assets located in the PRC.

The unaudited financial statements as presented hereby consolidated for the six months ended June 30, 2008 and 2007. The accompanying unaudited financial statements of the Company as of June 30, 2008 and 2007 had been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the six months ended June 30, 2008 and 2007 are unaudited and include all adjustments considered necessary for a fair presentation of the results of operations for the six month periods ended on June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements include the accounts of the Company’s four Operating Entities.  Inter-company items and transactions have been eliminated in combination.

Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, and the useful life of property, plant and equipment.

Cash and Cash Equivalents

For purposes of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. Total cash in state-owned banks at June 30, 2008 and December 31, 2007 amounted to $4,439,716 and $994,693 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

The Company conducts its business operations in the PRC. Accounts receivable are reported at net realizable value. Management reviews its accounts receivable on a regular basis. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The allowance for doubtful accounts of June 30, 2008 and December 31, 2007 were $4,327,461 and $307,090, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at the actual cost on acquisition less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Property, plant and equipment have a residual value of 10% of actual cost. The estimated lives used in determining depreciation are:

Classification	Useful Years

Dams	50 years

Buildings	20 -50 years

Machine equipment	10-30 years

Electronic and other equipment	3-10 years

Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Construction in Progress

Construction in progress is booked as its historical cost. Construction in progress refers to the Hunan Sanjiang Left Bank Hydropower Station that was being built since 2006 that have not been completed and become operational. As disclosed in the subsequent event, this station started to test operation in April 2008. This construction in progress was transferred to property, plant and equipment in July 2008.

Intangible Assets

Intangible assets represent the excess of cost over fair value of non-contractual relationships. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets are amortized over their useful lives. The useful life for the intangible assets is 20 years since July 2008.

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141.  In each of our acquisitions we determined that fair values were equivalent to the acquired historical carrying costs.  The estimated purchase price and the preliminary adjustments to historical book value of business entities acquired were recorded by the Company at the pre-acquisition carrying amount.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, power have been delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Sales revenue represents the invoiced value of goods or service, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of production.

Major Suppliers

The Company’s supplies are mainly related to spare parts of low value that are used for maintenance of the hydropower factories. As the Company could source the supplies from various suppliers on comparable terms, no concentration risk is perceived.

Major Customers

For the six months ended June 30, 2008 and 2007, the major five customers accounted for approximately 89% and 91%, respectively, of the Company’s total sales. As at June 30, 2008 and December 31, 2007, accounts receivables from these customers were 100% and 94% of the Company’s total outstanding balance.

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). The financial statements of the Company are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income. The cumulative translation adjustment and effect of exchange rate changes at June 30, 2008 and December 31, 2007 was $4,166,759 and $2,541,950, respectively.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the six months ended June 30, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Period end RMB : U.S. Dollar exchange rate	6.8718	7.6248	6.8718	7.6248

Average year-to-date RMB : U.S. Dollar exchange rate	7.0819	7.7121	7.0726	7.7299

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Comprehensive Income (Loss)

The Company uses Statement of Financial Accounting Standards No. 130 (“SFAS 130”) "Reporting Comprehensive Income".  Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2008 and the year ended December 31, 2007 included net income and foreign currency translation adjustments.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. The Company did not record any impairment charges during the six months ended June 30, 2008 or 2007.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to assume liability on such losses. The Company, therefore, has absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, the minority interest shall be credited to the extent of such losses previously absorbed.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109").

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Value Added Taxes (VAT)

The Company is required to charge and to collect for value added taxes on their sales. In addition, the Company pays value added taxes on their primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes.

Basic and Diluted Earnings per Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments (including accounts receivable, due from/to related parties, account payable, bank loans and notes receivable) approximate fair value due to either the relatively short period to maturity or float market interest rate of those instruments.

Concentrations and Credit Risks

For the six months ended June 30, 2008 and the years ended December 31, 2007, all of the Company’s sales came from companies located in the PRC.  As of June 30, 2008 and December 31, 2007, all of the Company’s assets were located in the PRC.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company adopted this standard on January 1, 2008, and the adoption of this statement did not have a material impact to the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007, and the adoption of SFAS 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company adopted this standard on January 1, 2008, and the adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combination. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3 – NOTES RECEIVABLE

The Company, on occasion, allows their customers to satisfy the payment of their trade debt to the Company, through the issuance of notes receivable with the Company as the beneficiary. These notes receivable are usually of a short term nature, approximately three to six months in length. These notes do not bear interest and are paid by the customer’s bank to the Company’s bank upon presentation to the customer’s bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings against the customer in China. Total notes receivable as of June 30, 2008 and December 31, 2007 were $0 and $202,349 respectively.

Note 4 – DIVIDEND RECEIVABLE

Dividend receivable at June 30, 2008 and December 31, 2007 amounted to $0 and $71,460, respectively. Dividend receivable is an investment income receivable on the investment in Zhaoheng Weile Tungsten (Shimen), Ltd. (see Note 7).

Note 5 – OTHER RECEIVABLES

Other receivables at June 30, 2008 and December 31, 2007 amounted to $97,175 and $145,075 respectively. Other receivables are primarily advance travel expenses to employees.

Note 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of advances to suppliers and tax refund. Prepaid expenses and other current assets at June 30, 2008 and December 31, 2007 amounted to $64,586 and $85,971, respectively.

Note 7 – LONG-TERM INVESTMENT

As of June 30, 2008 and December 31, 2007, Hunan Zhaoheng invested $571,504 and $535,951, respectively, for a 49% equity interests in Zhaoheng Weile Tungsten (Shimen), Ltd. (“Weile”). For this investment, Hunan Zhaoheng will not participate in the management of Weile, but receive annual dividend at a fixed rate of 20% of its original capital contribution to Weile as long as the production line is put into operation. Weile had started its production line since October 2007. The investment was accounted for at cost basis. The dividend generated from this investment was presented as investment income in our unaudited consolidated financial statements. The investment income was then calculated based on the above investment term. Total investment incomes for the three months ended June 30, 2008 and 2007 were $131,773 and $0, respectively. For the six months ended June 30, 2008 and 2007, the investment incomes were $159,150 and $0, respectively.

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2008 and December 31, 2007 are summarized as follows:

Items	June 30, 2008	December 31, 2007

	(Unaudited)

Dams	$ 56,629,416	$ 42,467,137
Buildings	1,889,204	8,278,953
Machine equipment	19,357,443	13,434,886
Electronic and other equipment	869,201	834,296
Total	78,745,264	65,015,272
Less: Accumulated Depreciation	(39,497,071)	(34,380,646)
	$ 39,248,193	$ 30,634,626

Depreciation expense for the six months ended June 30, 2008 and 2007 was $718,880 and $485,068, respectively.

Note 9 – OTHER ASSETS

Other assets consisted of the following:

Items	June 30, 2008	December 31, 2007
	(Unaudited)

Spare parts	$168,594	$175,886
Deposit	5,366	-
	$173,960	$175,886

Note 10 – CONSTRUCTION IN PROGRESS

Construction in progress refers to the Hunan Sanjiang Left Bank Hydropower Station, the project at June 30, 2008 and December 31, 2007 amounted to $36,228,311 and $32,455,855, respectively. The project started to test operation in April 2008. This construction in progress was transferred to property, plant and equipment in July 2008.

Note 11 – PROPERTY USE RIGHT

Property use right consists of the following as of June 30, 2008 and December 31, 2007

Items	June 30, 2008	December 31, 2007

	(Unaudited)

Property use right	1,411,264	1,323,471
Less: Accumulated amortization	(177,866)	(153,566)
	1,233,398	1,169,905

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $13,167 and $12,551, respectively.

Note 12 – TAXES PAYABLE

Taxes payable at June 30, 2008 and December 31, 2007 amounted to $375,802 and $157,525, respectively. Taxes payable are summarized below:

Items		December 31, 2007
	June 30, 2008
	(Unaudited)

Business tax payable	$93,482	$33,680
Value added tax payable	164,648	34,309
Property tax payable	22,039	42,470
Income tax payable	81,744	45,196
Other taxes and government fees	13,889	1,870
	$375,802	$157,525

Note 13 – OTHER PAYABLES

Other payables at June 30, 2008 and December 31, 2007 amounted to $3,696,684 and $1,739,867, respectively. Other payables were the final payment withheld from the vendor constructing the Sanjiang Left Bank Hydropower Station until occupancy of the ongoing construction of Sanjiang Left Bank Hydropower Station is completed (for details please refer to Note 10).

Note 14 – LONG-TERM LOANS

The Company was obligated for the following long-term loans as of June 30, 2008 and December 31, 2007:

Lenders	June 30, 2008	December 31, 2007
	(Unaudited)
Due to Construction Bank of China on April 30, 2010. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the year of 2007, the average interest rate was 7.2%. Pledged with property, plant and equipment.	$6,269,044	$5,879,055

Due to Construction Bank of China on July 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2007 and 2006, the average interest rate was 6.8% and 6.3%. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industrial Ltd.	2,915,834	2,734,444

Due to Construction Bank of China on August 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2007 and 2006, the average interest rate was 7.02% and 6.3%. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industry Ltd.	8,747,503	8,203,333

Due to Bank of China on March 3, 2012. Interest rate is Floated based on the prime rate set by the People’s Bank of China. For the years of 2007 and 2006 the average interest rate are 6.84% and 6.72% respectively. Pledged with 66.7% equity of Hunan Zhaoheng Hydropower Ltd and guaranteed by Shenzhen Zhaoheng Industry Ltd.	23,326,676	21,875,556

Due to Industrial & Commerce Bank of China on March 23, 2022. Fixed interest rate of 7.11%. Guaranteed by Shenzhen Zhaoheng Industry Ltd.	23,326,676	21,875,556

Total	64,585,733	60,567,944

Less: short-term loans	–	–

Long-term loans	$64,585,733	$60,567,944

The future payments of loan principles for the next 5 years are as below:

	2008	2009	2010	2011	2012 and after

Projected payment of loan principle	$-	$-	$6,269,044	$11,663,337	$46,653,352

Note 15 – STOCKHOLDERS’ EQUITY

Statutory Reserve

Three of our Operating Entities, Shenzhen Zhaoheng, Hunan Zhaoheng and Hunan Sanjiang, are foreign-invested companies in PRC. According to relevant laws and regulations in China, the companies reserve a portion of profit as reserve fund, enterprise development fund and employee incentive and welfare fund with the exact amount decided by the board of directors. As of June 30, 2008 and December 31, 2007, the Company had a statutory surplus reserve of $666,952.

Domestic companies located in the PRC are required to make appropriations to statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with law of the PRC. Appropriation to the statutory surplus reserve should be 10% of the after tax net income determined in accordance with the generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”) until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Our operating entity Guizhou Jinrong, as a domestic company, did not provide any reserves because of net loss incurred for the quarterly period ended June 30, 2008 other operating entities are required to provide reserve for their profit.

Retained Earnings

As of June 30, 2008 and December 31, 2007, the details of retained earnings are listed as below:

Items	June 30, 2008	December 31, 2007
	(Unaudited)

Retained earnings	$3,019,912	$628,704

Statutory surplus reserve	666,952	666,952

Total	$3,686,864	$1,295,656

Note 16 – INCOME TAXES

Refer to the table below for general description of tax treatments for each of the four major operating entities as mentioned.

Entity	Tax treatments

Hunan Zhaoheng                             -    Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from

     January 1, 2008 onwards.
-    40% reduction of income tax for the purchase of locally manufactured equipments.
-    Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50% reduction in income tax from January 1, 2008 onwards, related application is now processing.

Hunan Jiuli	- 33% of income tax rate for years ended December 31, 2007 and 2006 and 25% flat afterwards.
Guizhou Jinrong	- Preferential rate of 15% (income tax) based on the policies for the grand development of China’s Western region
Hunan Sanjiang
-    Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from
     January 1, 2008 onwards.
-    Two years tax exemption from the first profit year (2005) and subsequently 50% reduction in income tax for the next 3 years including years ended December 31, 2007, 2008 and 2009.

Shenzhen Zhaoheng	- 15% of income tax rate for the years ended December 31, 2007 and 2006 and will increase to - 25% progressively within the next five years from January 1, 2008 onwards.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry forwards all related to Shenzhen Zhaoheng, one of our subsidiaries. As of June 30, 2008 and December 31, 2007, the NOL is $11,337 and $7,114 respectively. According to the PRC regulations, the net operating loss carry forward if not used, can be carry forward for time frame of five years. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The components of income (loss) before income tax consist of the following:

Items	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)

U.S. Operations	$(1,511)	$–

Chinese Operations	2,392,719	2,401,927

Total	$2,391,208	$2,401,927

The Company has had minimal operating activity and operations with respect to its US parent company, accordingly there is immaterial  NOL carry forwards for United States income tax purposes at June 30, 2008 and 2007. Any resulting deferred tax asset from the US NOL has been fully offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryfowards. The utilization of the Company's US NOL may be limited because of possible change in ownership as defined under Section 382 of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax assets or liabilities as of June 30, 2008 and December 31, 2007.

Note 17 – RELATED PARTY TRANSACTIONS

For the quarterly period ended June 30, 2008 and for the year ended December 31, 2007, the Company distributed power to its long-term invested company, Zhaoheng Weile Tungsten (Shimen) Company, limited at market price. For the six months ended June 30, 2008 and 2007, the total sales amounted to $45,563 and $230,662 respectively.

The Company leases its warehouse, plant and operating space to its related party Zhaoheng Weile Tungsten (Shimen) Company limited for 5 years since June 1, 2006 under operating lease agreements. The rental is $1,312 each month with exemption period of 5 months.

As of June 30, 2008 and December 31, 2007, the amounts due from related parties were $13,521,567 and $17,529,838, respectively and due on demand without security. The details of due from related parties are listed as below:

Related party	Relationship	June 30, 2008	December 31, 2007	Interest rate
		(Unaudited)
Zhaoheng Weile Tungsten (Shimen) Co., Ltd.	Long-term investment	$1,189,043	$931,169	12% annual; without security
Hunan Jiuli Hydropower Construction Co., Ltd.	The same major shareholder	1,246,835	-	Interest free; without security
Shenzhen Zhaoheng Industrial Co., Ltd.	The same major shareholder	11,085689	16,598,669	120% of bench mark rate set by People’s Bank of China
Total		$13,521,567	$17,529,838

Starting from January 1, 2008, we started charging interest on the loans to our related party Shenzhen Zhaoheng Industrial Co., Ltd. (“Shenzhen Zhaoheng Industrial”) whose major shareholders are the same as our major shareholder. For the six months ended June 30, 2008 and 2007, the interest incomes were $965,012 and $31,239 respectively.

As of June 30, 2008 and December 31, 2007, the amounts due to related parties were $2,087,263 and $31,444, respectively and due on demand. The details of due to related parties are listed as below:

Related party	Relationship	June 30, 2008	December 31, 2007	Interest rate
		(Unaudited)
Original shareholders of Certified Technologies Corp.	Original shareholders of the Company	$35,793	$31,444	Interest free; without security

Shenzhen Zhaoheng Industrial Co., Ltd.	The same major shareholder	2,051,470	-	Interest free; without security

Total		$2,087,263	$31,444

Note 18 – OPERATING RISKS

(a)	Country risk

Currently, the Company's revenues are derived fully from distribution of power  in the Peoples Republic of China ("PRC"). A change in relevant regulations or downturn in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b)	Products risk

The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.
(c)	Exchange risk

The Company generates and distributes power locally in the PRC. All transactions are settled in local currency. Therefore, the Company believes that the relevant exchange risk exposure should not be significant.

(d)	Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate in the PRC could be affected.

(e)	Key personnel risk

The Company's future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

Note 19 – SUBSEQUENT EVENTS

In June 2008, the Shareholders of Zhaoheng Hydropower Limited (Hong Kong), a related party, prepared to increase its investment in Shenzhen Zhaoheng Hydropower by approximately $10,000,000.   Approximately $2,050,000 has been contributed into Shenzhen Zhaoheng Hydropower. The remaining capital is being processed in the third and fourth quarters of 2008.

The Hunan Sanjiang Left Bank Hydropower Station refers to construction in progress being built since 2006 that have started to test operation in April 2008. This hydropower plant station will start to operate in July 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are
“forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, growth of our blower business and establishment of our turbine business. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

• vulnerability of our business to general economic downturn;
• operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations;
• our failure to meet or timely meet contractual performance standards and schedules;
• our dependence on the steel and iron markets;
• exposure to product liability and defect claims;
• our ability to obtain all necessary government certifications and/or licenses to conduct our business;
• the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
• the other factors referenced in this report.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

As a result of the share exchange or “reverse acquisition” transaction consummated on May 13, 2008, Zhaoheng Hydropower Company became a holding company conducting operations through an indirect operating subsidiary:  Zhaoheng Hydropower (Hong Kong) Limited (“Zhaoheng HK”), a company operating in China.  As a wholly owned subsidiary of the Company, Zhaoheng Investment Limited (BVI), a British Virgin Islands corporation, owns 100% of the capital stock of Zhaoheng HK.

Zhaoheng Hydropower Company is engaged in generating and supplying hydropower in Midwest China. We focus on small to medium sized hydropower stations and aim to become a leader in our industry.

Hydropower is a clean and renewable energy. Hydropower generation does not consume or pollute water, nor does it produce green house gases. With a technically exploitable capacity of 542 GW, China ranks number one in the world in the potential of hydraulic resources. By the end of 2007, the installed capacity of hydropower only amounted to 145.26 GW and the utilization level of hydropower resources was about 26.8%, much lower than the 65%-85% in developed countries such as U.S., Japan, and European countries. However, the Chinese government has rated the development of hydropower as a top priority and plans to increase the utilization level to 55% by 2020.

The central government of China also issued several preferential policies to support the hydropower industry. For example, grid operators are required to purchase hydropower as a priority. Operators of new hydropower stations are exempt from income tax for the first two years and pay only half the standard income tax rate for the next three years. The government is also gradually implementing the “Same price for same power” policy, giving hydropower producers substantial room for revenue increase.

On January 28, 2008, State Development and Reform Commission (“SDRC”) promulgated the “Opinions on Regulating the Investment into the Power Generation Enterprises by the Employees in Power System”, stipulating that leaders of grid enterprises at the level of prefecture city or the power dispatching personnel, financial personnel, and managers cannot invest in power generation companies within the coverage of their power grid. Those who already invested in power generation companies are required to sell their shares within one year. This will reduce competition in our industry and create many acquisition opportunities for us.

For the six months ended June 30, 2008, total power output in China amounted to 1.68 trillion KWH, an increase of 12.9% from the same period in the prior year. Output of hydropower and thermal power increased 18.5% and 11.7%, respectively, from the same period in the prior year. With the rapid growth of China’s economy, power generation cannot meet power demand and the power industry in China is now growing at a fast space.

One of the biggest uncertainties in our business is the unpredictability of rainfall. In a particular year, the amount of rainfall may be significantly less than the average for prior years. In the event this decrease in rainfall levels takes place in the regions where our hydropower stations are located, the ability of our stations to generate power will be hampered. Therefore, our revenue will also be impacted. In order to mitigate this risk, the Company has been adopting certain strategies such as diversifying the locations of our future stations, both acquired and self-constructed.  We believe that this is a sound and effective strategy to stabilize the impact of uneven and unpredictable rainfall levels.

The following table sets forth runoff and output of our Hunan facilities from January to June in 2008 and 2007, respectively.

	Jan	Feb	Mar	Apr	May	Jun

Runoff (million m3), 2008 *	397	360	527	1,036	1,415	878

Output (million KWH), 2008	8.29	11.93	13.70	32.13	29.83	29.20

Runoff (million m3), 2007 *	500	656	919	907	627	1,286

Output (million KWH), 2007	16.72	19.14	28.51	28.93	21.00	30.94

*In the event the runoff exceeds the maximum diversion discharge of turbines, the excessive amount of water is wasted.

With the usage of two new generating units at our subsidiary, Hunan Zhaoheng Hydropower Co., Ltd., in April and the acquisition of Guizhou Jingrong Industrial Development Co., Ltd. in June 2008, the Company now owns 9 generating units with total installed capacity of 120 MW and annual output capacity of 430 million KWH. The output capacity has increased by 60% from June 30, 2007. Currently, all generating units are in good working conditions.

The following table sets forth certain operating data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,342,642	$2,363,423	$4,633,581	$4,531,040
Cost of revenues	755,592	450,783	1,219,969	878,354
Gross profit	2,587,050	1,912,640	3,413,612	3,652,686
Operating income	2,372,843	1,595,128	2,879,177	2,929,498
Net income	$2,195,155	$1,083,960	$2,391,208	$1,887,052

Results of Operations

The following table summarizes our operating results for the six-month periods ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(unaudited)
Total revenue	$4,633,581	$4,531,040	$102,541	2.3%
Cost of Revenues	1,219,969	878,354	341,615	38.9%
Operating expenses	534,435	723,188	(188,753)	(26.1%)
Net income	2,391,208	1,887,052	504,156	26.7%

Revenues

Revenues for the three months ended June 30, 2008 were $3,342,642, an increase of $979,219, or 41.4%, from $2,363,423 of the three months ended June 30, 2007. For six months periods ended June 30, 2008, revenues were $4.6 million, an increase of $102,541, or 2.3%, from total revenues of $4.5 million reported for the six months ended June 30, 2007. This growth was due primarily to an increase in both electricity tariff and installed capacity. Average electricity tariff for our Hunan facilities was RMB 0.2410/KWH for the three months ended June 30, 2008 compared with RMB 0.2406/KWH for the three months ended June 30, 2007. Two new generating units with total installed capacity of 50MW were put into use in April 2008 and another hydropower station was acquired in June 2008, bringing the total installed capacity of the Company to 120MW by June 30, 2008. However, total rainfall during the six months ended June 30, 2008 in Lishui Basin where our Sanjiang Hydropower Plants are located was much less compared to the six months ended June 30, 2007. As a result, water runoff was 4,555 million cubic meter for the six months ended June 30, 2008, only 57% of average runoff in the same period of 2007. With less runoff, the output capability was constrained and revenues did not increase in proportion to the increase in installed capacity. In the remainder of the year we expect the rainfall will return to normal level, as well as our revenues.

Cost of Revenues

Cost of revenues consists of depreciation expense at property, plant and equipment, equipment maintenance cost, direct labor, overhead and state taxes (not including value-added tax, price exclusive tax and corporate income tax).

Cost of revenues for the three months ended June 30, 2008 was $755,592, or 22.6% of our revenues; cost of revenues for the three months ended June 30, 2007 was $450,783, or 19.1% of revenues. Cost of revenues for the six months ended June 30, 2008 was $1,219,969, or 26.3% of our revenues; cost of revenues for six months ended June 30, 2007 was $878,354, or 19.4% of our revenues. There was slight increase in the cost of revenues rates since our installed capacity was increased from 65MW on June 30, 2007 to 120MW on June 30, 2008, however total output for the six months ended June 30, 2008 did not increase in proportion to the increase in installed capacity due to decreased rainfall in the same period. In the remainder of the year we expect the rainfall will return to normal level, as well as our revenues.

Operating Expenses

Total operating expenses, which include selling, general and administrative expenses, decreased to $214,207 for the three months ended June 30, 2008, as compared to $317,512 for the three months ended June 30, 2007. Comparing for the six months periods ended June 30, 2008 and 2007, operating expenses reduced in 2008 to $534,435, or 11.5%, as compared to $723,188, or 16.0% in 2007. The decrease in operating expenses was mainly due to savings from discontinued leather trading business operated by one of our subsidiaries, Shenzhen Zhaoheng Hydropower Co., Ltd. (“Shenzhen Zhaoheng”), in December 2007.

Interest Income

Starting from January 1, 2008, two of our subsidiaries, Hunan Sanjiang Power Co., Ltd. (“Hunan Sanjiang”) and Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), started charging interest on the loans to Shenzhen Zhaoheng Industrial Co., Ltd. (“Shenzhen Zhaoheng Industrial”), a related party with a common controlling shareholder. For the six months ended June 30, 2008, we realized interest income of $965,012, compared with interest income of $31,239 for the six months ended June 30, 2007. Interest rates charged on these loans are 12% of the bench mark rate set by the People’s Bank of China. As of June 30, 2008, the loans to Shenzhen Zhaoheng Industrial amounted to $11,085,689, compared to $16,598,669 as of December 31, 2007.

Interest Expense

Interest expense was $1,463,062 for the six months ended June 30, 2008, compared with $438,412 for the same period in 2007. This increase was due to capitalization of interest expense incurred during the construction period of the new hydropower plant established by one of our subsidiaries, Hunan Zhaoheng. The new hydropower plant will start its operation in July 2008.

Investment Income

For the six months ended June 30, 2008, the investment income were $159,150, increase from $0 for the same period in 2007. The investment income was generated from the long-term investment at Zhaoheng Weile Tungsten (Shimen), Ltd. (“Weile”). As of June 30, 2008 and December 31, 2007, we invested $571,504 and $535,951, respectively, for 49% equity interests in Weile. For this investment, we will not participate in the management of Weile, but receive annual dividend at a fixed rate of 20% of the original capital contribution to Weile as long as the production line is put into operation. Weile had started its production line since October 2007. The investment was accounted for at cost basis. The dividend generated from this investment was presented as investment income in our unaudited consolidated financial statements. The investment income was then calculated based on the above investment term.

Net Income

Net income increased to approximately $2.2 million for the three months ended June 30, 2008 from approximately $1.1 million for the three months ended June 30, 2007. As a percentage of revenue, net income was approximately 65.7% for the three months ended June 30, 2008, as compared to approximately 45.9% for the three months ended June 30, 2007.

For the six months ended June 30, 2008 and 2007, net income increased to approximately $2.4 million in 2008 from approximately $1.9 million in 2007. As a percentage of net sales, net income was approximately 51.6% for the six months ended June 30, 2008, compared to approximately 41.7% for the six months ended June 30, 2007.

The increase at net income as a percentage of revenue was mainly through reduced operating expenses and increased interest income. In addition, we realized investment income of $159,150 in Zhaoheng (Shimen) Weile Tungsten Co., Ltd. for the six months ended June 30, 2008.

Liquidity and Capital Resources

Historically, we financed our operations and capital expenditures with equity financing from our stockholders, cash flows from operations, and bank loans. Over the years, we developed good working relationship with the Bank of China, Industrial and Commercial Bank of China, China Construction Bank, and China Agriculture Bank. To keep pace with the rapid growth and expansion of our business, we may need additional capital, primarily to acquire developed hydropower stations or to construct new stations. As a result, we will seek to raise addition funds to finance our future growth.

Cash Flows

    For the six months ended June 30, 2008, we had a net increase in cash and cash equivalents of $3,448,018 million. Operating activities generated cash of $4,952,586; investing activities used cash of $3,670,468; and financing activities generated cash of $1,990,623. The primary components of cash used by operating activities were: (a) net income of $2,391,208; (b) an increased of $1,783,471 in other payables in connection with the acquisition of Guizhou Jingrong Industrial Development Co., Ltd. in Rongjiang County of Guizhou Province; and (c) $732,041 depreciation and amortization offset by a decrease in accounts receivable of $394,987. The primary components of cash used in investing activities were: (i) $6,652,994 in connection with the acquisition of Guizhou Jingrong Industrial Development Co., Ltd. in Rongjiang County of Guizhou Province; (ii) $1,857,456 in connection with the construction of hydropower plant in Hunan; and (iii) $168,450 purchase of equipment offset by a decrease in due from in related parties of $5,008,432. The primary components of cash generated by financing activities were a $1,990,623 increase in due to related parties.

Off-balance Sheet Arragement

1) On December 13, 1993, the State Council of China promulgated "The Provisional Regulation of the People's Republic of China on Value Added Tax" and put VAT into effect on January 1, 1994. In general, VAT was set at 17%.

In order to encourage the development of rural counties, the Ministry of Finance and State Administration of Taxation promulgated another notice on March 29, 1994 (No. 4, 1994) and lowered the VAT of certain businesses including small hydropower plants to 6%. Under the guidance of this notice, Hunan Sanjiang Power Co., Ltd. (“Hunan Sanjiang") has been paying VAT at 6% but received 17% VAT invoices from the tax authorities until 2004 because those are the only available invoices. Although this practice was allowed by the Tax Administration, it created a payable of 11% VAT on our books，with a total amount of $3,294,280 (RMB 24,094,690) by the end of 2004. As a result, these are not genuine payables. The balances remain in the books because the tax authorities do not have the rights to issue a statement to clarify that are these conflicting policies.

With the implementation of Golden Tax Project and the establishment of online tax cross referencing network in 2005, local Tax Authorities can no longer collect VAT at an amount different from the VAT invoices. Consequently, the above mentioned preferential tax policy could not be executed in practice. Since January 2005, Hunan Sanjiang has been paying VAT at normal rate of 17%.

However, the Tax Administration has never questioned the historical tax payable of $3,294,280 arising from the 11% VAT discrepancy created under the different policies promulgated by the Ministry of Finance and State Administration of Taxation. Management believes that the existence of this payable was due to the unavailability of 6% VAT invoice from Tax Administration and this tax liability will never be collected by the related Tax Authorities as there is no record of such liabilities within the Tax Authorities.

In March 2005, Hunan Sanjiang transferred these payable and all related liabilities to its shareholder Shenzhen Zhaoheng Industrial Co., Ltd (“Zhaoheng Industrial”) According to an agreement signed between Hunan Sanjiang and Zhaoheng Industrial on March 31, 2005, Shenzhen Zhaoheng will assume all the liabilities if the related Tax Authorities come to collection of such payables.

2) Pursuant to an agreement between Zhaoheng Industrial and Jinjian Rice Co., Ltd. (“Jinjian Rice”), in July 2003, Hunan Sanjiang assumed three government loans in the aggregate amount of $4,451,595 (RMB 32,514,894.72).  In the same year, Zhaoheng Industrial acquired 60% of equity interest in Hunan Sanjiang from Jinjian Rice. These three loans were granted by the State Ministry of Hydropower and Finance Bureau of Hunan Province to provide assistance in the construction of power plants during the years between 1985-1990. With government agency restructuring, the creditors are no longer in existence and have never claimed interest in the loans since 2003.

According to Chinese law, any creditor who does not demand interest or re-payment for a loan for more than 2 years will cause the loan to be forfeited and cannot reclaim any ownership of the loan.

In June 2005, Hunan Sanjiang signed an agreement with its shareholder Zhaoheng Industrial and transferred liabilities of these threes loans to Zhaoheng Industrial. According to the agreement, Zhaoheng Industrial will assume the liabilities in the event any of the valid government agencies demand repayment of the loans.

Management believes that these two issues will not impact Hunan Sanjiang’s future operation since Zhaoheng Industrial has entered into agreements with Hunan Sanjiang to assume these liabilities. In the event that Tax Administration or creditors require the company to pay off these debts and Zhaoheng Industrial is notable to pay off the debts, Hunan Sanjiang will have to assume corresponding liabilities. However, based on the financial position of Zhaoheng Industrial, management believes that the possibility of Zhaoheng Industrial’s failure to pay off these liabilities is remote.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. In Note 2 to the unaudited consolidated financial statements, “Summary of Significant Accounting Policies”. Management makes its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following reflects the most critical accounting policies that currently affect our financial condition and results of operations:

1.	Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries (“the Group”). Significant intercompany transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investee are accounted for using the equity method.

As of June 30, 2008, the particulars of the subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Attributable Equity Interest	Registered Capital

Shenzhen Zhaoheng Hydropower Co., Ltd.	PRC	8/3/1999	100	RMB 11,000,000

Hunan Sanjiang Power Co., Ltd	PRC	11/8/2001	100	RMB 199,400,000

Hunan Zhaoheng Hydropower Co., Ltd	PRC	6/25/2003	100	RMB 150,000,000

Guizhou Jingrong Industrial Development Co., Ltd	PRC	1/24/2002	100	RMB 1,000,000

2.	Economic and Political Risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition, and results of operations may be influenced by the political, economic and legal environment in the PRC.

The operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The operating results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

3.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

4.	Cash and Cash Equivalents

For purposes of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

5.	Long-term Investment

In the unaudited consolidated balance sheets, long-term investment is stated at the Group's share of the net assets of its associates plus the premium paid less any discount on acquisition in so far as it has not already been amortized to the statement of income, less any identified impairment loss.

6.	Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable.

7.	Bad Debt Recognition Standard and Calculation Method

(a) Bad Debt Recognition Standard

(i) Uncollectible debt due to debtor's bankruptcy or death.

(ii) Uncollectible debt due to debtor’s inability to keep account current for over half year, which is also approved by the board as bad debt.

(b) Allowance Method of Accounting for Bad Debt

The Company’s accounting method for bad debt allowance is based on the aging of receivables (including receivables and other receivables), with consideration of debtor’s financial situation.  The allowance for bad debt is calculated as following:

Aging of Receivables	Rate for Bad Debt Allowance

Within 30 days	1%

30-60 days	3%

60-90 days	6%

90-180 days	30%

180-360 days	50%

Over 360 days	100%

8.	Revenue recognition

Our revenue recognition policies are structured to comply with Staff Accounting Bulletin No. 104 (“SAB104”).. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criterion (4) is based on our judgment regarding the collectability of those amounts. Historically, we have not encountered any significant problems with collectability and thus have determined that it is not necessary to defer revenue recognition on that basis. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenues for any reporting period could be adversely affected by delaying recognition of such revenues.

9.	Property, Plant and Equipment

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation. Depreciation is recorded by the straight-line method over the estimated original useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property, plant and equipment used in production is reported in cost of sales.

Long-term assets are reviewed annually as to whether their carrying value has become impaired. The Company did not record any impairment charges during the six months ended June 30, 2008 and 2007.

10.	Construction in Progress

Construction in progress represents the cost of constructing new hydropower station. The major cost of construction includes construction materials, direct labor and overhead.

Completed items are transferred from construction in progress to property, plant and equipment, when they are ready for their intended use.

11.	Foreign Currency Translation

Transactions and balances originally denominated in Chinese dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, and are included in determining net income or loss.

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Chinese dollar or Renminbi (“RMB”). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into Chinese dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

12.	Income Tax

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at a new effective rate of 25% since January 1, 2008.

The Group is engaged in the energy industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the hydropower industry enjoys a favorable tax rate. We are exempt from corporate income tax for the first two years and entitled to a 50% tax reduction for the following three years. Refer to the table below for general description of tax treatments for each of the entities as mentioned.

Entity	Tax treatments
Hunan Zhaoheng
-   Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from January 1, 2008 onwards.
-  40% reduction of income tax for the purchase of locally manufactured equipments.
-   Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50%
     reduction in income tax from January 1, 2008 onwards, related application is now processing.

Guizhou Jinrong	- - Preferential rate of 15% (income tax) based on the policies of the grand development of China’s Western region

Hunan Sanjiang
-   Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from January 1, 2008 onwards.
-   Two years tax exemption from the first profit year (2005) and subsequently 50% reduction in income tax for the next 3 years including years ended December 31, 2007, 2008 and 2009.

Shenzhen Zhaoheng	- 15% of income tax rate for the years ended December 31, 2007 and 2006 and will increase to - 25% progressively within the next five years from January 1, 2008 onwards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) , as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

           An investment in our common stock or other securities involves a number of risks.  You should carefully consider each of the risks described below before deciding to invest in our common stock.  If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

           The risk factors presented below are all of the ones that we currently consider material.  However, they are not the only ones facing our company.  Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us.  There may be risks that a particular investor views differently from us, and our analysis might be wrong.  If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make.  In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

 We commenced our current line of business operations in 2002. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

-	raise adequate capital for expansion and operations;
-	implement our business model and strategy and adapt and modify them as needed;

-	increase awareness of our brands, protect our reputation and develop customer loyalty;

-	manage our expanding operations and service offerings, including the integration of any future acquisitions;

-	maintain adequate control of our expenses;

-
anticipate and adapt to changing conditions in the hydropower utility market in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete primarily on the basis of our ability to secure sales contracts with local government entities in small- and medium-sized cities that allow us the exclusive rights to develop hydropower distribution networks and supply hydropower in these cities. There can be no assurance that such contracts will be available to us in new areas as we attempt to expand or that our competitors will negotiate more favorable arrangements. We expect that we will be required to continue to invest in building hydropower distribution infrastructure. Our business requires large amounts of working capital to fund our operations. Our competitors may have better resources and better strategies to raise capital which could have a material adverse effect on our business, results of operations or financial condition.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing distribution systems and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund the construction and installation of the hydropower distribution network for our customers under existing contracts and for additional customers. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

-	our financial condition and results of operations,

-	the condition of the PRC economy and the hydropower industry in the PRC, and

-	conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing and expanding hydropower stations and service offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause delay in construction and/or acquisition of hydropower stations, longer operation location completion cycle, and administrative inefficiencies.

If we are unable to successfully complete and integrate new operational locations in a timely manner, our growth strategy could be adversely impacted.

An important element of our growth strategy has been and is expected to continue to develop additional hydropower stations in small- and medium-sized cities. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers, and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future operation locations, and we may issue securities in connection with future operation locations that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate new operations in a timely manner, our growth strategy could be adversely impacted.

Our success depends on our ability to identify and develop additional hydropower stations and negotiate and enter into favorable franchise agreements with local governments of the operation locations.

Our success depends on our ability to identify new hydropower stations and negotiate and enter into favorable franchise agreements with local governments of the operational locations that grant us long-term exclusive right to develop the hydropower stations and supply hydropower in the operational location. Our failure to identify and develop additional hydropower stations and obtain the exclusive rights to be the developer of hydropower stations and distribute hydropower in such operational locations would curb our revenue growth and may have adverse impact on our financial conditions and operating results.

Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with large quantity of end users.

 Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with large quantity of end users. Our failure to obtain large industrial supply contracts and master residential supply contracts with large quantity of end users will adversely affect our ability to generate revenue and our growth potential and may have adverse impact on our financial conditions and operating results.

Our hydropower business can be affected by adverse weather conditions.

Our hydropower projects depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, our business would be adversely affected. We may also experience difficulty in hiring qualified operating personnel.

The primary equipment of our hydropower stations include reciprocating engine generator sets and hydropower generating equipment.  This equipment is subject to mechanical failure that we may not be able to predict and that can render specific stations inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near our projects that could prevent the affected project or projects from delivering its electricity. In addition, we may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that makes up parts of its projects.

Our hydropower generation stations rely on rainfall and snowfall to provide water flow for hydropower production. Rainfall vary from year-to-year and an extended period of below-normal rainfall would significantly reduce our revenue. Each hydropower station is entirely dependent on the water flow through where it is located.

New construction of hydropower stations may be delayed by governmental review and approval as well as environmental concerns.

Construction of each hydropower project is subject to special sessions of governmental review and approval.  These reviews include an analysis of the impact on the environment and environmental protection, water use, feasibility studies, soil and water conservation programs. These reviews could delay the completion of each hydropower project which would hinder our expansion plans and could have a material adverse effect on our financial condition and results of operation.

Since a majority of small hydropower stations are located in rural and mountainous areas, the cost of construction may be high and operation of the stations may be difficult.

The majority of hydropower stations are built in remote mountain villages and townships. The construction of hydropower projects in such remote and mountainous locations will increase cost of each project and require us to raise additional capital.  In addition, the remote locations of the hydropower stations will result increased costs of managing and operating such projects.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

 We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer, Mr. Guosheng Xu. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

Risks Related to Doing Business in the PRC.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The solar hot water and renewable energy industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for solar hot water heaters and boilers. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Zhaoheng HK  is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiary is unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents, have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

The PRC State Administration of Foreign Exchange, or SAFE, issued a series of public notices in 2005 (the “SAFE Regulations”), which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE Regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals (“SPC”) intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. Certain stockholders of the Company who are PRC residents are subject to the SAFE Regulations by virtue of being stockholders of Zhaoheng (BVI) prior to the consummation of the Share Exchange.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 (“January Notice”) requiring registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The January Notice states that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals (“SPC” - as referred to in the October Notice, see the following) intends to acquire a PRC company, such acquisition will be subject to strict examination by the central SAFE, the SAFE bureau at the highest level, which requires the disclosure by PRC resident individuals regarding their ownership status with an SPC or any other asset link between or among the parties to the acquisition transaction.

In April 2005, SAFE issued another public notice clarifying the January Notice (“April Notice”). In accordance with the April Notice, if a PRC company is acquired by an SPC, the PRC resident stockholders of an SPC are required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the SPC, even such transaction occurred prior to the January Notice. The April Notice does not specify the timeframe during which such retrospective registration must be completed. The PRC resident must also file amendments if there is a material event affecting the SPC, such as, among other things, a change to share capital, a transfer of shares, or if the SPC is involved in a merger and an acquisition or a spin-off transaction or uses its assets in the PRC to guarantee offshore obligations. Furthermore, the April Notice expanded the definition of the term “foreign acquisition”, which makes the registration obligation applicable to any transaction that results in PRC residents directly or indirectly holding shares in an SPC.

On October 21, 2005, SAFE issued the third public notice (“October Notice”) effective from November 1, 2005 (“Effective Date”), which shall supersede the January Notice and April Notice by clarifying the documentation requirement and procedure of any registration process occurring after the Effective Date. It defines the term “SPC” as to be an offshore company directly or indirectly formed by or controlled by PRC resident entities or resident individuals for the purpose of equity financing (including financing by convertible bonds) by the assets or interests in a PRC entity. It also clarifies that the registration approval authority is the local SAFE, instead of the central SAFE, as set forth in the January Notice.

As such, our stockholders who are PRC residents, must comply with the registration and disclosure requirements provided thereunder. As of the date hereof, Mr. Xu, our Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE. Our other PRC stockholders who are subject to the SAFE regulations are in the process of registering with the SAFE.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of the Company’s revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce U.S. Court Judgment against us or them in the PRC.

All of our directors and all of our officers reside outside of the United States. In addition, our operating subsidiary, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Risks Related to Our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 98.0% of our Common Stock. Mr. Guosheng Xu, our Chairman and Chief Executive Officer, beneficially owns approximately 98% of our Common Stock through his wholly-owned subsidiary Embedded Internet. As a result, Mr. Xu is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Xu’s interests may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” under Item 2.01 of this Current Report for more information regarding beneficial ownership of securities of our management.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that the price drops below $5.00, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. See "MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHAOHENG HYDROPOWER COMPANY

Dated: August 14, 2008	By:	/s/ Guosheng Xu
Name: Guosheng Xu
Title: Chairman and Chief Executive Officer
(principal executive officer and duly authorized officer)

Dated: August 14, 2008	By:	/s/ Guosheng Xu
Name: Guosheng Xu
Title: Acting Chief Financial Officer
(principal financial officer)