Form 10-K
period 2008-12-31
ZHAOHENG HYDROPOWER Co
filed 2009-04-15
CIK 744695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-52786

ZHAOHENG HYDROPOWER COMPANY
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1484782 (IRS Employer Identification No.) 518025
F/19, Unit A, JingFengCheng Building 5015 Shennan Road, Shenzhen PRC (Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on December 31, 2008 was approximately $1,448,198 based on the average closing price of the registrant’s common stock as reported by the OTC Bulletin Board on that day.  Solely for purposes of the foregoing calculation all of the registrant’s directors and officers are deemed to be affiliates.  The registrant does not have outstanding any non-voting common stock.

As of March 31, 2009, 71,692,999 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

i

CONVENTIONS

Except as otherwise indicated by context, references in this report to the “Company,” “Zhaoheng,” “we,” “us” and “our” are to Zhaoheng Hydropower Company, a Nevada corporation, and its subsidiaries. References to “China” and “PRC” are to the People’s Republic of China. References to “U.S.” are to the United States of America. References to “RMB” are to Renminbi, the legal currency of China, and references to “$” are to U.S. dollars, the legal currency of the United States. References to “MW” are to megawatts, one million watts, references to “GW” are to gigawatts, one million kilowatts, references to “kWh” are to kilowatt-hour, the standard unit of energy used in the electric power industry, and references to “TWh” are to terawatt hour, a unit of energy used for expressing the amount of produced energy, electricity and heat.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding, among other things, (a) our future financial performance, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “objective,” “predict,” “potential,” “project” or “continue,” or the negative of these words or other variations on these words or comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. These statements are only predictions and actual events or results may differ materially.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and our other public filings with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We undertake no duty to update or revise any forward-looking statement after the date of this report to reflect actual results or to changes in our expectations or future events.

ii

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are engaged in the generation and supply of hydropower in Southwestern and Midwestern China. We focus on small- to medium-sized hydropower plants and aim to become a leader in our industry.

We entered the hydropower industry in 2002. After two years of exploring the available opportunities in the industry, we acquired Hunan Sanjiang Hydropower Station with an installed capacity of 62.5MW, from a state-owned company in 2003.

In 2007, we completed the construction of the Hunan Zhaoheng Hydropower Station (also known as “Hunan Sanjiang Left Bank Hydropower Station”), which provides an additional 50MW capacity. Hunan Zhaoheng Hydropower Station is the expansion project of Hunan Sanjiang Hydropower Station. They share the same dam and are located on the left and right banks of the river, respectively. In June 2008, we acquired Jingrong Industrial Development Co., Ltd. (“Jingrong”, also known as “Guizhou Jingrong Industrial Development Co., Ltd.”), which operates Guizhou Yongfu Hydropower Station (“Guizhou Yongfu”). In November 2008, we acquired 88% equity interest of Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Hubei Huohe”), which operates Huohe Cascade II and Huohe Cascade III hydropower stations. As of December 31, 2008, our portfolio consisted of five hydropower stations with an aggregate installed capacity of 132.85MW:

Profiles of our Existing Hydropower Stations

Name	Location	Year of Acquisition by our Company	Current Installed Capacity (MW)	Tariff(1) as of December 31, 2008 (RMB)	Equity Interest (%)
Hunan Sanjiang	Shimen, Hunan	2003	62.50	0.295	100
Hunan Zhaoheng	Shimen, Hunan	— (2)	50.00	0.295	100
Guizhou Yongfu	Rongjiang, Guizhou	2008	7.50	0.2374	100
Hubei Huohe Cascade II	Zhushan, Hubei	2008	9.10	0.280	88
Hubei Huohe Cascade III	Zhushan, Hubei	2008	3.75	0.280	88
Hubei Shunshuiping(3)	Zhushan, Hubei	2009	2.50	0.35	85
Hubei Huangjiawang(3)	Zhushan, Hubei	2009	3.75	0.35	85
Hubei Qiujiabang(3)	Zhushan, Hubei	2009	10.20	0.35	85
Total			149.30

(1)	Tariff is VAT inclusive.

(2)	We developed and constructed Hunan Zhaoheng Hydropower Station. We completed construction in 2007 and commenced operation in 2008.

(3)	We acquired Hubei Shunshuiping, Hubei Huanjiawang and Hubei Qiujiabang in January 2009.

Our business consists primarily of the following three activities:

1.           Development –
(i)	identifying and investing in small- and medium-sized hydropower stations in China; and
(ii)	securing annual sales contracts with the State Grid Corporation of China (“SGCC”) and the China Southern Power Grid Co., Ltd. (“CSPGC”).

2.           Operation –
(i)	managing hydropower stations and improving operational and technical efficiency; and
(ii)	generating hydropower and supplying electricity to power grid companies.

3.           Construction –
(i)	developing new hydropower resources with substantial return on investment; and
(ii)	upgrading capacities of existing facilities at minimal incremental cost.

Currently, our operations are located in the Hunan, Hubei and Guizhou Provinces. Our existing hydropower stations, including Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Yongfu Hydropower Station, Huohe Cascade II Hydropower Station, Huohe Cascade III Hydropower Station, Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station primarily service the SGCC and the CSPGC, two state-owned power grid companies.

Approximately 14% of the electricity we generated was sold to Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Jiuli”), a related party, during the year ended December 31, 2008, which was in turn distributed to local residential and industrial customers.

Our Corporate Structure

As a result of a share exchange or “reverse acquisition” transaction consummated on May 13, 2008, we became a holding company conducting operations through an indirect operating subsidiary: Zhaoheng Hydropower (Hong Kong) Limited (“Zhaoheng HK”), a company operating in China. As our wholly owned subsidiary, Zhaoheng Investment Limited (BVI), a British Virgin Islands corporation (“Zhaoheng BVI”), owns 100% of the capital stock of Zhaoheng HK.

Our current corporate structure post reverse merger with Zhaoheng BVI and its subsidiaries is set forth in the chart below:

(1)	We acquired Hubei Hongping Power Generation Co., Ltd. in January 2009.

(2)	In April 2009, Hunan Zhaoheng transferred its 100% equity interest in Jingrong to Shenzhen Zhaoheng.

Our Organizational History

We were incorporated under the laws of the State of Minnesota in January 1984 with registered name of “Certified Technologies Corporation” (“Certified”). We were formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. Certified filed for Chapter 11 bankruptcy on July 11, 2000, which was converted to a Chapter 7 on October 23, 2000. The bankruptcy closed on November 4, 2004.

On February 21, 2008, we reincorporated in the State of Nevada and on May 13, 2008, Zhaoheng BVI entered into a share exchange agreement (the “Share Exchange Agreement”) with Certified resulting in a change of control of Certified. Pursuant to the Share Exchange Agreement, Certified issued an aggregate of 69,686,970 shares of common stock, par value $0.001 (the “Common Stock”), to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly owned by Guosheng Xu, our current Chief Executive Officer and Chairman, in exchange for all of the shares of common stock of Zhaoheng BVI (the “Share Exchange”). Contemporaneously with the closing of the Share Exchange, certain holders of Certified’s Common Stock completed a sale of approximately 572,170 shares of Common Stock owned by them to Embedded Internet pursuant to a stock purchase agreement (the “Stock Purchase”). As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet now owns shares of our Common Stock constituting approximately 98% of our outstanding capital stock.

On July 17, 2008, Certified changed its corporate name from “Certified Technologies Corporation” to our current corporate name, “Zhaoheng Hydropower Company”.

As a result of the consummation of the Share Exchange, we are now engaged in the investment, operation, and development of environmentally friendly small- to medium-sized hydropower plants in China.

In November 2007, Zhaoheng BVI’s wholly-owned subsidiary, Zhaoheng HK, was established in Hong Kong. Guosheng Xu, the sole shareholder of Zhaoheng BVI, combined his equity interests in the following four operating companies (collectively, the “Operating Entities”): (i) Shenzhen Zhaoheng Hydropower Co., Ltd. (“Shenzhen Zhaoheng”); (ii) Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”); (iii) Hunan Sanjiang Electric Power Co., Ltd. (“Hunan Sanjiang”); and (iv) Hunan Jiuli. All of these four companies are incorporated under the laws of the PRC, and were injected into our Company in December 2007.

We originally acquired Hunan Jiuli at the request of the local government to provide electricity to local users as part of the transaction involving our acquisition of Hunan Sanjiang, one of our subsidiaries. In December 2007, Hunan Sanjiang entered into an equity transfer agreement to transfer its 100% interest in Hunan Jiuli to Shenzhen Zhaoheng Industrial Co., Ltd. (“Zhaoheng Industrial”). All relevant procedures were completed in April 2008. As a result, Hunan Jiuli was not our subsidiary as of June 30, 2008.

In April 2008, Zhaoheng Holdings Limited (“Zhaoheng Holdings”), a related party, entered into an equity transfer agreement with Zhaoheng HK, in accordance with which 66.67% of shares of Hunan Zhaoheng were transferred to Zhaoheng HK. As a result, Zhaoheng Holdings is no longer the shareholder of Hunan Zhaoheng.

In April 2008, Zhaoheng Industrial, a related party, entered into an equity transfer agreement with Shenzhen Zhaoheng, in accordance with which 65% of shares of Hunan Sanjiang were transferred to Shenzhen Zhaoheng. As a result, Zhaoheng Industrial is no longer the shareholder of Hunan Sanjiang.

In April 2008, Zhaoheng Holdings entered into an equity transfer agreement with Zhaoheng HK, in accordance with which 25% of shares of Hunan Sanjiang were transferred to Zhaoheng HK. As a result, Zhaoheng Holdings is no longer the shareholder of Hunan Sanjiang.

On June 15, 2008, Hunan Zhaoheng completed the acquisition of Jingrong in Rongjiang County of Guizhou Province, China, which operates Guizhou Yongfu Hydropower Station. The acquisition was undertaken to allow us to diversify our operations, to improve our financial condition and increase shareholder value.

On November 25, 2008, we acquired an 88% equity interest in Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Huohe”), which operates the Huohe Cascade II Hydropower Station and the Huohe Cascade III Hydropower Station.

On January 12, 2009, we acquired an 85% equity interest in Hubei Hongping Power Generation Co., Ltd. (“Hongping”), which operates the Qiujiabang Hydropower Station, the Shunshuiping Hydropower Station and the Huangjiawang Hydropower Station.

In April 2009, Hunan Zhaoheng, one of our subsidiaries, entered into an equity transfer agreement to transfer its 100% equity interest in Jingrong to Shenzhen Zhaoheng, also one of our subsidiaries.

CHINA’S HYDROPOWER INDUSTRY

China’s Electric Power Industry

In 2008, China had a total installed capacity of 793GW and total electricity consumption of 3,433TWh. In line with historical trends, the majority of China’s energy requirements were met by thermal power generation, which accounted for 81% of the nation’s total energy demand in 2008.

Power Generation 2008	Installed Capacity 2008

Sources:	China Electricity Council, 2008

China’s over-dependence on coal has raised significant concerns over the sustainability to the environment, fuel supply security and fuel cost fluctuations. The issues in China’s existing power sector have forced the PRC government to implement supportive measures for the development of alternative energy sources. Renewable energy has been actively promoted in recent years to address these issues, such as fostering a greener environment and promoting the accessibility of electricity in rural areas.

China’s Hydropower Industry

Hydropower is the cheapest form of large-scaled clean energy and can be highly utilized in China with its vast amount of water resources. The generation of hydropower does not consume or pollute water nor does it produce greenhouse gases. At the same time, China is rich in hydropower resources. With a technically exploitable capacity of 542GW and annual potential output capacity of 2.47 trillion kWh, China ranks number one in the world in potential hydraulic resources. However, by the end of 2008, the installed capacity of hydropower only amounted to 171.52GW and the utilization level in China is only 31.6%, much lower than the 65% to 85% range in developed countries such as the United States, Japan, and European countries. In 2007, the National Development and Reform Commission (“NDRC”) released the Medium to Long-Term Developmental Plan for Renewable Energy. The plan gives priority to the development of small- to medium-sized hydropower plants in rural regions rich in hydropower resources and sets an installed capacity target for hydropower of 190GW by 2010 and 300GW by 2020, from 172GW as of the end of 2008. This includes the installed capacity target of 50GW and 75GW by 2010 and 2020, respectively, for small- to medium-sized hydropower plants from the current level of 35GW.

Utilization Rate of China’s Exploitable Hydro Resources

Source: Report on the Survey and the Forecast of Investment Prospect of Industries in China during 2007 and 2008, China Electricity Council 2008 Electricity Report, NDRC 2007

The various policies issued by the PRC government in the past few years are testament to the PRC government’s intention to encourage and support the small – medium hydropower stations in the country. For example, the PRC government offers tax incentives for hydropower companies and requires grid companies to accept full output from hydropower stations. The PRC government is also gradually implementing the “Same Price for Same Power” policy, giving hydropower producers substantial room for revenue increase. In addition, hydropower stations also benefit from dispatch priority ahead of most other energy sources. The State Council has announced a priority dispatch order based on the power generation fuel source:

1.	Wind power, solar power and “run-of-river” hydropower
2.	Hydropower plants with reservoirs and waste-to-energy
3.	Nuclear power
4.	Co-generation (combined heat and electricity)
5.	Natural gas and coal gas
6.	Coal-fired generation (High efficiency coal plants have priority over other coal-fired generators)
7.	Fuel oil

Small- to Medium-sized Hydropower Plants

In China, small-sized hydropower plants refer to plants with a total installed capacity of less than 50MW. Compared to large hydropower plants, small- to medium-sized hydropower plants have shorter construction periods and lower investment risks.

Small-sized hydropower plants are predominantly located in rural regions. 60% of China’s existing small-sized hydropower plants is located in Sichuan, Guangdong, Fujian, Yunnan, Hubei, Hunan and Zhejiang Province. Future developments of small-sized hydropower plants are expected to be focused on the Sichuan, Yunnan, Guizhou, Hubei, Hunan, Xinjiang and Tibet Province.

The power sector is dominated by the country’s state-owned enterprises including the top five independent power producers, and other central or provincial government-owned entities. Private operators demonstrate tremendous growth potential as they are more operationally and cost-efficient than state-owned enterprises. In addition, there are no existing dominant players in China’s small- to medium-sized hydropower plants sector. The fragmented market structure with various small and sometimes inefficient players provides significant consolidation opportunities.

Ownership Breakdown by Installed Capacity (2007)

Source: China Electricity Council

BUSINESS STRATEGY

Development Strategy

Our strategy involves a three-pronged approach with a primary focus on small- and medium-sized hydropower stations:

•
Acquisitions of Small- and Medium-Sized Hydropower Stations. We will expand mainly through acquisitions of over 51% stake of these small- and medium-sized targets. Currently, investments in small- and medium-sized hydropower stations are highly decentralized and are made mainly by local state-owned and private capital, leaving large substantial opportunities for expansion through mergers and acquisitions. In particular, we favor purchasing operating hydropower stations with solid financial and operational track records that can provide immediate contributions to earnings and cash flow.

•
Greenfield Development and Capacity Upgrades.  In 2005, we undertook the development of Hunan Zhaoheng, an expansion of the existing Hunan Sanjiang plant, at a total construction cost of approximately RMB220 million ($0.63 million/MW) compared to the current average replacement cost of $1.0 – $1.4 million/MW for a Chinese small- to medium-sized hydropower plants, enabling us to increase our capacity and cash flow at minimal incremental costs. As a result of the potentially attractive returns offered by upgrading existing plants, we have also placed great emphasis on targeting hydropower plants with future capacity expansion potential. We are currently evaluating the feasibility to increase Guizhou Yongfu’s installed capacity. On the Greenfield development front, we have already secured the exclusive rights to develop two new hydropower stations with a total installed capacity of 65MW in Hunan Province.

•
Operation and Technical Improvements.  We also focus on enhancing profitability and shareholder returns of our hydropower plants by improving operational and technical efficiencies. Many of our acquired hydropower plants were previously state-owned enterprises with redundant structures, excess labor, outdated technologies and suboptimal operational system. We have a remarkable track record in creating value by eliminating redundancies and streamlining operations to increase output.

We believe that this three-pronged approach will allow us to manage and develop profitable small- and medium-sized hydropower stations and allow us to sustain our development by constructing new hydropower stations.

Strategic Positioning

We have thoroughly analyzed the current situation of electric power industry and development trend in China and are positioned to develop small- and medium-sized hydropower stations with installed capacities of between 10MW and 100MW. Due to the capital and technology intensive nature of the hydropower industry, we have given priority to develop cascade hydropower stations in Southwestern and Midwestern China, including Hunan, Hubei, Yunnan, Guizhou and Sichuan provinces.

Our decision to focus on small- and medium-sized hydropower stations in Southwestern and Midwestern China is based mainly on the following factors:

•
Hydropower is a clean energy source that is environmentally friendly. Hydropower generation does not create carbon emissions or water or air pollution and does not discharge any toxic chemicals or radioactive residuals that damage the environment;

•
Hydropower development receives substantial support from the PRC government, which encourages investments in the sector through preferential tax policies, preferential land-use policies and favorable terms to private and foreign investors;

•	Investments in small- and medium-sized hydropower stations involve relatively small amounts of capital, short construction periods and lower risks;

•	In Southwestern and Midwestern China, small- and medium-sized hydropower resources are abundant and local governments have invested heavily in the hydropower industry;

•
Investments in small- and medium-sized hydropower stations are highly decentralized. There are no existing dominant players in China’s small- and medium-sized hydropower sector. The fragmented market structure with various small and sometimes inefficient players provides significant consolidation opportunities; and

•	We have developed a good working relationship with local governments and grid companies through years of local investment.

Our Business Activities

Our business consists primarily of the following three activities:

1.         Development –
(i)	identifying and investing in small- and medium-sized hydropower stations in China; and

(ii)	securing annual sales contracts with the SGCC and the CSPGC.

2.         Operation –
(i)	managing hydropower stations and improving operational and technical efficiency; and
(ii)	generating hydropower and supplying electricity to power grid companies.

3.         Construction –
(i)	developing new hydropower resources with substantial return on investment; and
(ii)	upgrading capacities of existing facilities at minimal incremental cost.

Development

(i)           Identifying investment opportunities:  Our business development team actively explores and identifies small- and medium-sized hydropower stations in China that we believe have great potential for a high return or investment. As one of the early players in the industry, we have established a strong brand name and a strong connection with local governments, state-owned enterprises and other private operators. We will continue to leverage these relationships to secure high-quality projects to enhance shareholder value.

We favor the acquisition of operating hydropower plants that can provide immediate contributions to earnings and cash flow. In particular, we seek acquisition targets that:

•	have solid operational and financial track records;

•	have a high likelihood of on-grid tariff increases;

•	have a long history of reliable hydrology;

•	have potential to increase existing installed capacity through upgrades;

•	qualify for the Clean Development Mechanism program or the Verified Emission Reduction program;

•	provide an opportunity to achieve cost-savings through clustering of hydropower plants;

•	have potential for operational and technical improvements; and

•	enhance the geographic diversification of our hydropower plant portfolio.

(ii)           Acquisition of hydropower stations: After we identify a potential hydropower station for acquisition and/or investment, we submit a proposal to the relevant parties that own the hydropower station. We then negotiate the terms of our purchase of the hydropower station and the terms are evidenced in a sales and purchase agreement. At the closing, we pay the purchase price in cash or in stock according to the payment terms. We typically purchase a minimum of 51% of the equity interest in small- and medium-sized hydropower stations.

(iii)           Securing new operational locations: After we purchase a hydropower station, we usually retain the existing management team to operate the project.  However, we implement a uniform management system to improve management and operational efficiency of acquired stations.  For greenfield development, we typically set up a new office in the operational location and dispatch a team to manage the project for its lifetime.

Operations

We take an active role in the operation of our hydropower stations.  We assign senior management to operate each facility.

Operating a hydropower station involves:

•	Hydrology analysis: We monitor and analyze changes in climate and water conditions on a real-time basis and estimate upstream water flow accordingly.

•
Production planning: According to forecasts determined based on the above analysis, we propose a daily production plan to grid companies by 9 a.m. for the following day and we receive approvals from grid companies by 4 p.m.

•	Power generation application: We apply for power generation approvals from grid companies.

•	Power generation: We conduct power generation and electricity output.

•	Equipment maintenance: We perform equipment maintenance and problem solving on a regular basis to improve equipment efficiency.

We also focus on enhancing profitability and shareholder returns of our hydropower plants by improving operating and technological efficiencies. Many of our acquired hydropower plants were previously state-owned enterprises with redundant structures, excess labor, outdated technologies and suboptimal operating system. We have an excellent track record in creating value by eliminating redundancies and streamlining operations to increase efficiency and output.

Construction

We may acquire additional water resource development rights from local governments.  After securing authorization from the state or local Development and Reform Commission and acquiring an approval from the Provincial Pricing Bureau, we hire a professional water resource institute to design a construction plan. We manage the construction work of a project performed by subcontractors. As part of the construction process, we obtain the approval of a quality control inspection performed by the grid companies. Finally, we dispatch or hire operators to manage the new hydropower stations.

Sales and Marketing

With preferential policies requiring that grid companies fully acquire electricity generated by hydropower companies, we enjoy an advantage in sales and marketing.  Each year, we sign a sales contract with subsidiaries of the SGCC and the CSPGC, two dominant state grid companies. The contracts stipulate an estimated amount of electricity to be generated and delivered, the on-grid tariff and settlement terms. We also sell approximately 14% of electricity to Hunan Jiuli, which is distributed to local industrial and residential clients.

On December 31, 2008, the benchmark electricity tariff was RMB0.295/kWh for Hunan Sanjiang and Hunan Zhaoheng, RMB0.2374/kWh for Guizhou Yongfu, and RMB0.280/kWh for Hubei Huohe. Our Hunan Sanjiang and Hunan Zhaoheng hydropower stations enjoy differential on-grid tariffs during different seasons and different hours. The following table sets forth Hunan Sanjiang and Hunan Zhaoheng’s on-grid tariff scheme, which was effective from July 1, 2008.

Pricing and Regulations

Electricity prices are regulated by the Provincial Commodity Pricing Bureau. In determining the electricity on-grid tariffs, the Provincial Commodity Pricing Bureau considers the following factors: (i) national energy policies; (ii) environmental impact; (iii) electricity supply and demand; and (iv) consumer price indexes (CPI). As of December 31, 2008, the benchmark electricity on-grid tariff was RMB0.295/kWh for Hunan Sanjiang and Hunan Zhaoheng, RMB0.2374/kWh for Guizhou Yongfu and RMB0.280/kWh for Hubei Huohe. In addition, our Hunan Sanjiang and Hunan Zhaoheng hydropower stations enjoy differential on-grid tariff during different seasons and different hours. The following table sets forth Hunan Sanjiang and Hunan Zhaoheng’s on-grid tariff scheme, which was effective from July 1, 2008.

		Electricity On-grid Tariff
Season	Month	Peak	High	Normal	Low

Dry	1, 2, 11, 12	0.3919	0.3919	0.335	0.2311
Normal	3, 7, 8, 9	0.3451	0.3451	0.295	0.2035
Wet	4, 5, 6, 10	0.3100	0.3100	0.265	0.1828

Future price increases are subject to annual pricing reviews.

The on-grid tariff for the electricity we sold to Hunan Jiuli is RMB0.35/kWh. This price is negotiated between Zhaoheng and Hunan Jiuli.

Materials and Suppliers

The principal supplies purchased for our business are parts for machinery and equipment for our Hunan Zhaoheng Hydropower Station Project, machinery and equipments constitute approximately 25% to 35% of our total construction costs. We purchase such supplies through a bidding process which is administered by our procurement committee. Potential suppliers are evaluated by their technical expertise, price, payment terms and post-sales maintenance services. Our procurement committee maintains a scoring system based on the terms offered by each supplier. After an evaluation of each supplier’s ability to provide the supplies and services requested, we purchase the supplies from the supplier that provides us with the best terms and has the best reputation. We purchase equipment and machinery on payment terms ranging from 30 to 90 days and generally receive one-year repair or replacement warranties on certain major equipment.

Customers

Most of our electricity was sold to local subsidiaries of the SGCC and the CSPGC, which are two state-owned grid companies that control the electricity transmission sector in China. Approximately 14% of the electricity we generated in the fiscal year ended December 31, 2008 was sold to Hunan Jiuli, a related party, which was distributed to local industrial and residential customers.

Under the Law of the People’s Republic of China on Regenerable Energies, we enjoy priority dispatch and guaranteed full purchase from the two state-owned grid companies, which significantly reduce both operational and financial risks. In addition, grid companies are prohibited from becoming involved in power generation to avoid any conflict of interest. For the fiscal year ended December 31, 2008, sales to the SGCC, CSPGC and Hunan Jiuli accounted for approximately 81%, 5% and 14% of our total sales. The following table sets forth operating data of our four subsidiaries:

Subsidiary	Customer	Sales ($)	Percentage of Total Sales
Hunan Sanjiang	Jiuli	1,895,407.2	14.1%
	SGCC
Hunan Zhaoheng	SGCC	10,928,390.2	81.0%
Hubei Huohe	SGCC
Jingrong	CSGC	661,699.5	4.9%

Competition

Since 2002, our business has been concentrated in the generation and sale of hydroelectricity. With the increasing demand for electricity in China, competition in the industry has the following two aspects:

Product competition: Currently, thermal power occupies an 81% market share while hydropower occupies only a 16.4% market share, and other energy sources occupy approximately 2.6% of the market share. Product competition comes mostly from thermal electricity. However, due to lower pricing, clean production and preferential policies, hydropower has an advantage over thermal power.

Hydropower resources competition: Currently, most hydropower resources are controlled by state-owned companies and local governments. With increasing reform of the electric power industry, private capital and foreign capital are gradually being injected into the industry due to the industry’s investment value and prospects, resulting in more intensive industry competition.

In addition, competition in our industry comes from the following sectors:

•
Large state-owned companies. These large state-owned companies generally operate large thermal power projects and large and medium-sized hydropower projects. As such, there is no direct competition between these large state-owned companies and us.

•	Large local electric power companies. These companies are supported by local governments, and generally have rigid management and low operating efficiency.

•
Affiliates of grid companies. Historically, most power grids and power generation plants were owned by the same state-owned entities. Under the reform policy introduced in 2002 by the Power Industry Reform Plan and issued by the State Council, however, the government restructured the power industry by separating power plants from power grids. The purpose behind the reform is to deregulate and introduce competition into the power generation business through the privatization of power plants, while still maintaining the monopoly of power grids by state-owned companies. These power plants, which are affiliates of grid companies, possess many hydropower resources and will be our targets of cooperation or acquisition.

•	Small- and medium-sized hydropower stations owned by local governments. These generally have inefficient management and are our acquisition targets.

•	Private and foreign hydropower investment companies. These companies are more flexible in management, but are often inhibited by technological and capital deficiencies.

Insurance

Currently, our fixed assets at different operating facilities are insured through the following insurance companies:

•	Hunan Sanjiang: People’s Insurance Company of China & Tianan Insurance Company Limited of China, covering damage to fixed assets and other equipment.

•	Hunan Zhaoheng: China Pacific Property Insurance Co., Ltd., covering damage to dams, roads and equipment as well as construction-related damage.

•	Guizhou Yongfu: China Pacific Property Insurance Co., Ltd., covering damage to fixed assets.

•	Hubei Huohe: People’s Insurance Company of China, covering damage to fixed assets and other equipment.

In addition, we maintain the following types of insurance for our employees: (i) pension insurance; (ii) medical insurance; (iii) work-related injury insurance; (iv) employment insurance; and (v) prenatal insurance.

PRC Government Regulation

In China, the development, operation and construction of hydropower stations are subject to extensive PRC government regulations including pricing, water use, land use, environmental protection, soil and water conservation, project construction and safety. A company engaged in the development of a hydropower station must first obtain approvals from the relevant governmental agencies, such as the Administration of Water Resources, Environment Protection Bureau, Land and Resources Bureau, Labor and Social Security Bureau and Development and Reform Commission. A company in the hydropower generation business must obtain an operational permit from the State Electricity Regulatory Commission and an electricity acceptance approval from grid companies prior to commencing operation. In addition, in order to commence construction of a new hydropower station, a company must first obtain several approvals including: (i) approval of the construction project from the State Development and Reform Commission; (ii) an environmental impact review and approval from the local Environmental Protection Agency; (iii) a water resource development approval from the Provincial Water Resources Bureau; and (iv) pricing approval from the Provincial Commodity Pricing Bureau.

According to Article 4 of the Provisions on the Administration of Electric Power Business Licenses, promulgated on December 1, 2005 by the State Electricity Regulatory Commission of the PRC, an electric power production enterprise must obtain an Electric Power Business License to sell electricity to electricity suppliers. In addition, according to Article 25 of the Electric Power Law of the People's Republic of China implemented on April 1, 1996, electricity suppliers, such as grid companies, must obtain an Electricity Supply Business Permit issued by the relevant electric power administration in order to supply users with electricity. In China, grid companies are generally state-owned entities that possess the Electricity Supply Business Permit which enables them to supply users with electricity.

During the year ended December 31, 2008, we sold approximately 14% of the electricity generated by Hunan Sanjiang, our operating subsidiary, to Hunan Jiuli. As of December 31, 2008, we had obtained an Electric Power Business License to sell electricity to grid companies but had not obtained an Electricity Supply Business Permit to supply electricity to users such as Hunan Jiuli, a related party. As such, our supply of electricity to Hunan Jiuli may not be in compliance with Article 25.  However, we continue to supply Hunan Jiuli with electricity in reliance on a contract for the supply and consumption of electricity entered into between Hunan Sanjiang and Hunan Jiuli (the “Electricity Supply and Consumption Contract”), as well as the minutes of a meeting among Hunan Zhaoheng, Hunan Sanjiang and the Changde Branch of Hunan Electric Power Company, a subsidiary of the SGCC and a state-owned entity (the “Meeting Minutes”), in which the Changde Branch of Hunan Electric Power Company has granted us a three-year grace period to gradually reduce the amount of electricity supplied without the Electricity Supply Business Permit, and to stop supplying electricity to users by 2010. However, according to Article 6 of the Electric Power Law, the electric power administration department is the legitimate government agency responsible for the supervision and control of China’s electric power industry and, as such, we cannot assure you that the electric power administration department will not challenge the validity of the Electricity Supply and Consumption Contract and the Meeting Minutes. In the event that the electric power administration determines that these two documents are not legally valid, we may be required to stop supplying electricity to Hunan Jiuli with immediate effect and surrender all income generated from supplying electricity to Hunan Jiuli.  In addition, according to Article 63 of the Electric Power Law, we may be subject to a fine of up to five times the income generated from such non-compliant supply of electricity. See “Item 1A.  Risk Factors – Risks Related to Our Business – Our supply of electricity to Hunan Jiuli may not be in compliance with the relevant PRC laws and regulations.”

According to Article 14 of the Law of the People’s Republic of China on Regenerable Energies, adopted by the Standing Committee of the Tenth National People’s Congress and effective as of January 1, 2006, grid companies are required to purchase the full amount of electricity generated from regenerable energies, which includes hydro energy.  Given that grid companies are required to acquire all of the output that we sell them, and the fact that the amount of electricity we supply to Hunan Jiuli accounted for only 14% of the electricity we generated in 2008 (which amount is being gradually reduced every year), our management believes that our business operations and financial condition will not be materially adversely affected if we were required to stop supplying electricity to Hunan Jiuli.

Safety and Quality Control

Safety Control

We are focused on safety. We have implemented a safety system and have designated an engineering department to oversee safety issues for all of our operations. We carry out routine inspection of our equipment every two hours and we conduct routine maintenance of our equipment every week or every other week depending on equipment type.

We believe in educating operational staff about safety procedures. Our operation employees are required to undergo annual safety training and pass an annual safety exam. Our employees are divided into three shifts to oversee the operation of our equipment, which runs for 24 hours a day during peak seasons.

In order to monitor the operation of our equipment, we developed a micro processing unit that integrates measurement, control, communications and other functions to achieve centralized control and management.

As a result of our strict adherence to safety control procedures, we have not experienced any major accidents which have resulted in serious injury or death since our inception.

Quality Control

Quality control procedures are typically implemented in the design and construction phase of hydropower stations. Our technical experts in our construction management department perform regular inspections and tests to ensure that the construction work meets our required standards as well as national and local regulations. Currently, our construction management department consists of six experienced and knowledgeable technical experts.

Unlike in other industries, there is no quality control in the operation phase because all electricity is the same to end users.

Safety Regulations

As a hydropower generation company, we are regulated by the relevant operation safety rules promulgated by grid companies and PRC government agencies such as the Administration of Work Safety, Administration of Quality and Technology, State Electricity Regulatory Commission, Administration of Water Resources, Fire Department, Labor and Social Security Bureau. According to such rules, our daily operation must meet relevant safety requirements and qualifications. Grid companies and each of the PRC government agencies conduct inspections at our hydropower stations at least once a year. If we fail any of these inspections, we are given a grace period of 15 to 30 days to rectify any safety violations. If we are unable to rectify any safety violations during the grace period, we face significant fines, suspension of our operations or a shut-down of the relevant non-compliant facility.

According to the Safety Management Regulation for Dam Operation of Hydropower Stations issued by the State Electricity Regulatory Commission on December 1, 2004, we are required to obtain a Safety Registration Certificate of Hydropower Station’s Dam from the Large Dam Supervision Centre of the State Electricity Regulatory Commission to operate our hydropower stations.  As of the date of this Annual Report, our subsidiaries have not obtained these certificates. We are currently in the process of preparing the application for the Safety Registration Certificates for these three subsidiaries. See “Item 1A.  Risk Factors – Risks Related to Our Business – Our operations are subject to PRC government review and approvals, as well as extensive PRC government regulations.”

Environmental Matters

We are subjected to state and local regulations, such as regulations related to the environment, land use, public utility utilization and the fire code, in connection with our daily operation activities. We believe that our activities comply with current PRC government regulations that are applicable to our operations and current facilities.

Taxes

We are subject to the following taxes:

Enterprise Income Tax (“EIT”): According to the latest PRC Enterprise Income Tax Law, the enterprise income tax rate is 25%. However, different operating entities for our hydropower plants may be eligible for tax reductions or exemptions pursuant to various tax incentives granted by the PRC government. Relevant tax incentives applicable to us include:

•
“Notice Regarding the Transition of the Implementation of Enterprise Income Tax” issued by the State Council. According to this policy, the preferential EIT rate of 15% enjoyed by our subsidiaries will be progressively increased to a uniform rate of 25% by 2012. However, the Tax Incentives for Developing Western Regions is still effective. This policy became effective on January 1, 2008.

•
“Notice Regarding Tax Incentives for Developing Western Regions” issued by the Ministry of Finance, State Administration of Taxation and General Administration of Customs. According to this policy, business entities in western regions enjoy a preferential tax rate of 15% from 2001 to 2010. In addition, business entities with more than 70% revenue from hydropower sales enjoy a two-year income tax exemption followed by a three-year 50% income tax rate reduction. This policy became effective on January 1, 2001.

•
“Notice Regarding the Extension of Applicable Scope of Tax Incentives Granted to Foreign Invested Enterprises Investing in Energy and Transport Infrastructure Projects” issued by the State Council. According to this policy, foreign-invested energy corporations enjoy a preferential EIT rate of 15%. This policy became effective on January 1, 1999.

Applicable EIT Rate for 2008
EIT Rate

Shenzhen Zhaoheng	25.0%
Hunan Sanjiang	9.0%
Hunan Zhaoheng	0
Jingrong	25.0%
Hubei Huohe	25.0%

Value Added Tax (“VAT”): Value added tax applies to the revenue received from the sale of electricity by the hydropower plants. The VAT rate varies in each province and with each hydropower plant.
Applicable VAT Rate for 2008
VAT Rate

Shenzhen Zhaoheng	17.0%
Hunan Sanjiang	17.0%
Hunan Zhaoheng	17.0%
Jingrong	6.0%
Hubei Huohe	17.0%

The VAT rules and regulations applicable to us include:

•
“Provisional Rules and Regulations Regarding Value Added Tax” issued by the State Council. According to this policy, the purchase of certain fixed assets, including machinery and equipment, is deductible from VAT. This policy became effective on January 1, 2009.

•
“Notice Regarding the Adjustment of Value Added Tax for Agricultural Products and Exemption of Value Added Tax for Various Other Projects” issued by the Ministry of Finance and State Administration and Taxation. According to this policy, small hydropower operators enjoy a preferential VAT rate of 6%. This policy became effective on May 1, 1994. On January 19, 2009, the Ministry of Finance and State Administration and Taxation issued “Notice Regarding the Application of Lower VAT Rate and Simplified Way to Impose Capital Gain Tax on Certain Goods” to replace the May 1, 1994 policy. However, the preferential VAT rate granted to small hydropower operators remains the same under the new policy.

Other Taxes, Fees and Surcharges: We are subject to several other types of taxes, fees and surcharges, which include the Municipal Development and Maintenance Fee, Educational Surcharge, Local Education Fee, Land Use Right Fee, Property Tax and Stamp Duty. The sum of these amounts is included in our cost of revenues. On April 17, 2007, the Ministry of Finance of the PRC issued the “Assessment of Reservoir Area Fund for Large and Medium-sized Reservoirs”, which require hydropower companies to pay an assessment of reservoir area fund based on certain rates multiplied by electricity sold during the year. The assessment rate of the reservoir area fund for 2008 was approximately $0.0012/kWh (RMB0.008/kWh).

Foreign Currency Control

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements because of Zhaoheng BVI’s status under PRC law as an offshore special purpose company, or SPC. These regulations would prohibit Zhaoheng HK from distributing dividends or profits to Zhaoheng BVI and/or us as SPCs unless we comply with the registration requirements set forth by SAFE. Guosheng Xu, our Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE and has been issued a SAFE certificate on August 22, 2008. We are in the process of determining whether there are additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of China in the form of dividends or otherwise.

Employees

As of December 31, 2008, we had a total of 136 full-time employees. Of these, 30 are managers, finance and accounting professionals, and other supporting staff. The remaining 106 employees are frontline workers.

Although each employee has entered into an employment contract with us, each employee is an “at will” employee. The annual remuneration of each employee includes a fixed wage and bonus, as well as contributions to social insurance and stock incentives. We have not in the past experienced any material labor disputes, work stoppages or difficulty recruiting staff.

Web site Access to our Periodic SEC Reports

You may read and copy any public reports that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site at http://www.sec.gov that contains reports, information statements, and other information that we have filed electronically.

ITEM 1A.	RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below, as well as the other information contained in this Annual Report, before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment. You should refer to the other information set forth or referred to in this Annual Report, including our consolidated financial statements and the related notes incorporated by reference herein.

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

Our continued growth is dependent upon our ability to generate more revenue from our existing distribution systems and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund the construction and installation of the hydropower distribution network for our customers under existing contracts and for additional customers. In the event that we are unable to obtain the necessary financing on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC economy and the PRC hydropower industry, and

•	conditions in relevant financial markets in the United States, China and elsewhere in the world.

Our success depends on our ability to identify and acquire additional hydropower stations or exclusive rights to develop water resources.

Our success depends on our ability to identify and acquire additional hydropower stations and water resource development rights. Our failure to identify acquisition targets and obtain the exclusive rights to be the developer of hydropower stations and distribute hydropower in such operational locations would curb our revenue growth and thus have an adverse impact on our financial condition and operating results.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage our expansion in an orderly fashion. We may face challenges in managing and expanding our hydropower stations and service offerings and in integrating acquired businesses with our own. Growth in our business may place increased demands on our existing management, workforce and facilities as well as a significant strain on our financial systems and other resources. Failure to meet such increased demands could interrupt or adversely affect our operations, cause delay in construction and/or acquisition of hydropower stations, or result in longer operation location completion cycles and administrative inefficiencies.

If we are unable to successfully complete and integrate new operational locations in a timely manner, our growth strategy could be adversely impacted.

An important element of our growth strategy has been and is expected to continue to develop additional hydropower stations in small- and medium-sized cities. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of the acquired business, accounting issues that may arise in connection with the acquisition, challenges in retaining customers, and potential adverse short-term effects on operating results. If we are unable to successfully complete and integrate new operations in a timely manner, our growth strategy could be adversely impacted.

Our hydropower business is affected by seasonal factors.

Our business is generally affected by seasonal factors. Our hydropower generation stations rely on rainfall and snowfall to provide water flow for hydropower production. In many parts of the country, including our service areas, demand for power peaks during the hot summer months, with market prices also peaking at that time.  As a result, our operating results in the future will likely fluctuate substantially on a seasonal basis.  In addition, because the climate of China is influenced by monsoons, rainfall and runoffs are distributed unevenly within any one-year period. As each hydropower station is heavily dependent on the volume of water that flows through its location, any extended period of below-normal rainfall may significantly reduce our revenue.

We have in the past entered into inter-company loan agreements, which may be deemed legally invalid under PRC law.

According to Article 73 of the Lending General Provision issued by the People’s Bank of China, a company may not enter into any loan agreement with a non-financial institution.  Historically, Hunan Sanjiang, Hunan Zhaoheng and Shenzhen Zhaoheng have entered into various loan agreements with our related parties, none of which are financial institutions, whereby Hunan Sanjiang, Hunan Zhaoheng and Shenzhen Zhaoheng gave loans to these related parties at negotiated interest rates. As of June 1, 2008, we ceased entering into inter-company loan agreements. However, we cannot assure you that our historical inter-company loan agreements, which are in violation of Article 73, will not be deemed legally invalid by the People’s Bank of China. In the event that such loan agreements are deemed to be invalid, we may be subject to penalties of up to five times the interest income derived from such invalid loans. In addition, we may be required to surrender any past and future interest income generated from such loans.

Operation of our hydropower plants involves significant risks and our insurance policies may not be adequate to cover economic losses if our operations are interrupted.

Our hydropower projects depend on the near-continuous operation of our equipment and are therefore subject to many risks and hazards, including but not limited to breakdowns, mechanical failures or substandard performance of equipment, improper installation or operation of equipment, labor or third party demonstrations, protests or disputes, natural disasters, environmental hazards and industrial accidents. If such events were to occur at any of our stations, our operations could be disrupted or interrupted for considerable periods of time and our business, financial condition and results of operations could be adversely affected. In addition, any failures of electricity grids near one or all of our projects could prevent the relevant projects from delivering electricity.

We currently maintain insurance coverage that is typical in the hydropower industry in China and in amounts that we believe to be adequate. In accordance with general industry practice, we are required to obtain fire, liability or other property insurance for the property and equipment in relation to our hydropower operations, and are required to obtain construction all-risks insurance for the construction projects we undertake.  However, there may be circumstances where we are not fully covered or covered at all by insurance policies for business interruption, environmental liability, third-party liability, or loss of profit arising from disruptions in our operations.  Failure to effectively cover ourselves against these risks could expose us to substantial costs and potentially lead to significant losses.

Our operations are subject to PRC government review and approvals, as well as extensive PRC government regulations.

Construction of new hydropower project is subject to special sessions of governmental review and approval.  These reviews include an analysis of the impact on the environment and environmental protection, water use, feasibility studies, soil and water conservation programs. These reviews could delay the completion of each hydropower project which would hinder our expansion plans, which could have a material adverse effect on our financial condition and results of operation. In addition, we are regulated by relevant operation safety rules promulgated by grid companies and PRC government agencies such as the Administration of Work Safety, Administration of Quality and Technology, State Electricity Regulatory Commission, Administration of Water Resources, Fire Department, Labor and Social Security Bureau.  According to such rules, our daily operation must meet relevant safety requirements and qualifications. Grid companies and each of the PRC government agencies conduct inspections at our hydropower stations at least once a year. We are given a grace period of 15 to 30 days to rectify any safety violations. In the event that we fail any inspection and are unable to rectify the safety violation during the grace period, we may face significant fines, suspension of our operations or even a shut-down of the relevant non-compliant facility.

In addition, according to the Safety Management Regulation for Dam Operation of Hydropower Stations issued by the State Electricity Regulatory Commission on December 1, 2004, we are required to obtain a Safety Registration Certificate of Hydropower Station’s Dam from the Large Dam Supervision Centre of the State Electricity Regulatory Commission to operate our hydropower stations. As of the date of this Annual Report, our subsidiaries have not obtained these certificates. We are currently in the process of preparing the application for the Safety Registration Certificates for these three subsidiaries. However, we cannot guarantee that the Large Dam Supervision Centre will grant the Safety Registration Certificates to us. In the event that we are unable to obtain such certificates, our directors may be subject to civil liabilities and we may face fines of up to RMB10,000.

Our supply of electricity to Hunan Jiuli may not be in compliance with the relevant PRC laws and regulations.

According to Article 4 of the Provisions on the Administration of Electric Power Business Licenses, promulgated on December 1, 2005 by the State Electricity Regulatory Commission of the PRC, an electric power production enterprise must obtain an Electric Power Business License to sell electricity to electricity suppliers. In addition, according to Article 25 of the Electric Power Law of the People's Republic of China implemented on April 1, 1996, electricity suppliers, such as grid companies, must obtain an Electricity Supply Business Permit issued by the relevant electric power administration in order to supply users with electricity. In China, grid companies are generally state-owned entities that possess the Electricity Supply Business Permit which enables them to supply users with electricity.

During the year ended December 31, 2008, we sold approximately 14% of the electricity generated by Hunan Sanjiang, our operating subsidiary, to Hunan Jiuli, a related party. As of December 31, 2008, we had obtained an Electric Power Business License to sell electricity to grid companies, such as the SGCC and the CSPGC, but had not obtained an Electricity Supply Business Permit to supply electricity to users such as Hunan Jiuli. As such, our supply of electricity to Hunan Jiuli may not be in compliance with Article 25.  However, we continue to supply Hunan Jiuli with electricity in reliance on a contract for the supply and consumption of electricity entered into between Hunan Sanjiang and Hunan Jiuli (the “Electricity Supply and Consumption Contract”) and the minutes of a meeting among Hunan Zhaoheng, Hunan Sanjiang and the Changde Branch of Hunan Electric Power Company, a subsidiary of the SGCC and a state-owned entity (the “Meeting Minutes”). According to the Meeting Minutes, prior to our acquisition of it in 2003, Hunan Sanjiang historically supplied electricity without the Electricity Supply Business Permit. Pursuant to the Meeting Minutes, we have been granted a three-year grace period by the Changde Branch of Hunan Electric Power Company to gradually reduce the amount of electricity supplied without the Electricity Supply Business Permit, and to stop supplying electricity to users by 2010.

According to Article 6 of the Electric Power Law, the electric power administration department is the legitimate government agency responsible for the supervision and control of China’s electric power industry. As such, the Changde Branch of Hunan Electric Power Company, a party to the Meeting Minutes, may not be the appropriate authority to grant us the three-year grace period which allows us to continue supplying electricity without the necessary permit. We cannot give any assurance that the electric power administration department will not challenge the validity of the Electricity Supply and Consumption Contract and the Meeting Minutes. In the event that the electric power administration determines that these two documents are not legally valid, we may be required to stop supplying electricity to Hunan Jiuli with immediate effect and surrender all income generated from supplying electricity to Hunan Jiuli.  In addition, according to Article 63 of the Electric Power Law, we may be subject to a fine of up to five times the income generated from such non-compliant supply of electricity.

Since a majority of small hydropower stations are located in rural and mountainous areas, the cost of construction may be high and operation of the stations may be difficult.

The majority of hydropower stations are built in remote mountain villages and townships. The construction of hydropower projects in such remote and mountainous locations will increase the cost of each project and require us to raise additional capital.  In addition, the remote locations of the hydropower stations will result in increased costs of managing and operating such projects.

We cannot assure you that we will continue to benefit from preferential tax treatment.

Under the PRC Income Tax Law for Foreign Invested Enterprises and Foreign Enterprises and its implementing rules, an income tax rate of 33% was generally imposed on foreign-invested enterprises prior to January 1, 2008. However, we enjoyed substantial income tax reductions under various tax incentive programs for foreign-invested enterprises. A two-year income tax exemption followed by a three-year 50% income tax rate reduction based on an income tax rate of 15% commencing from the first profitable year is generally applicable to Hunan Sanjiang and Hunan Zhaoheng, both of which qualify and are approved as foreign-invested enterprises according to the State Tax Bureau of Shimen County.

On March 16, 2007, the National People’s Congress approved and promulgated the new PRC Enterprise Income Tax Law (“new EIT law”).  The new EIT law, which went into effect on January 1, 2008, imposes a uniform tax rate of 25% on both foreign-invested enterprises and domestic companies.  Preferential tax treatment will continue to be given to enterprises that previously enjoyed the preferential tax rate of 15% as well as enterprises that previously enjoyed the “two-year income tax exemption followed by a three-year 50% income tax rate reduction”. As a result of the new EIT Law, we expect our effective tax rate to increase to 25% within a five-year transition period commencing on January 1, 2008, unless we are otherwise eligible for preferential tax treatment. Hunan Sanjiang is entitled to a three-year 50% tax rate reduction beginning in 2007 and was taxed at a rate of 9% in 2008. After the expiration of its preferential tax treatment in 2010, it may be taxed at a rate of 25%. Hunan Zhaoheng is still within the two-year income tax exemption period and may be subject to EIT at a rate of 25% after its preferential tax treatment expires.

We cannot guarantee that we will continue to be eligible for any preferential tax treatment in the future. Moreover, we cannot assure you that our interpretation of the new EIT Law will be adopted by the local tax authorities or that the existing PRC income tax law or its interpretation and application will not continue to change. Moreover, our historical operating results may not be indicative of our operating results for future periods after expiration of the tax benefits currently available to us.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our Chief Executive Officer, Mr. Guosheng Xu. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions and we are unable to replace them easily or at all, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Because competition for senior management and senior technology personnel is intense and the pool of qualified candidates is very limited, we may not be able to retain the services of our senior executives or senior technology personnel or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in China and the profitability of such business.

China’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the PRC government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of China. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

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

Our PRC operating subsidiaries are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiaries in China. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary and affiliated entity in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of Renminbi and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiaries or affiliated entity in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a series of public notices in 2005 (the “SAFE Regulations”), which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE Regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals (“SPC”) intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. Certain of our stockholders who are PRC residents are subject to the SAFE Regulations by virtue of being stockholders of Zhaoheng BVI prior to the consummation of the Share Exchange.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 (“January Notice”) requiring registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The January Notice states that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals (“SPC” - as referred to in the October Notice, see below) intends to acquire a PRC company, such acquisition will be subject to strict examination by the central SAFE, the SAFE bureau at the highest level, which requires the disclosure by PRC resident individuals regarding their ownership status with an SPC or any other asset link between or among the parties to the acquisition transaction.

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

As such, our stockholders who are PRC residents must comply with the registration and disclosure requirements provided thereunder. As of the date hereof, Mr. Xu, our Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE. Our other PRC stockholders who are subject to the SAFE regulations are in the process of registering with the SAFE.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.  Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the United States or to enforce U.S. Court Judgment against us or them in the PRC.

All of our directors and all of our officers reside outside of the United States. In addition, our operating subsidiary is located in China and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the United States or China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Risks Related to Our Common Stock

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Mr. Guosheng Xu owns 98% of our outstanding voting securities.  As a result, he possesses significant influence over the management, policies, business and affairs of the Company by controlling the composition of our board of directors.  In addition, Mr. Xu has the ability to determine the timing and amount of dividend distributions, approve or prevent material corporate transactions including business combinations, approve our annual budgets and amend our articles of incorporation.  We cannot guarantee that Mr. Xu will always vote his shares in a way that will benefit our minority shareholders.

We do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock and presently do not anticipate that we will pay any cash dividends on any of our capital stock in the foreseeable future.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, the receipt of dividends or other payments from our operating subsidiaries, our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currencies and other regulatory restrictions.

We presently intend to retain earnings to finance the operation, expansion and development of our business. Thus, the liquidity of your investment is dependent upon your ability to sell our common stock at an acceptable price, rather than receiving an income stream from it.  The market price of our common stock may fluctuate significantly, which may limit your ability to realize any value from your investment, including recovering the initial purchase price.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol “ZHYP.OB”. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our common stock is subject to penny stock rules.

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of December 31, 2008, the closing price for our common stock was $1.01.  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, or the “Penny Stock Rule.”  In accordance with this rule, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the purchaser’s rights and remedies, and certain market and other information before any sale. The broker-dealer must also make a special suitability determination approving the purchaser for low-priced stock transactions based on the purchaser’s financial situation, investment experience, and objectives.  Broker-dealers must disclose these restrictions in writing to the purchaser, obtain specific written consent from the purchaser and provide monthly account statements to the purchaser.  Such restrictions may decrease the ability or willingness of broker-dealers to sell our securities, decrease liquidity of our common stock, and increase transaction costs for sales and purchases of our common stock as compared to other securities.

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

We may engage in future issuances of our equity securities, diluting the percentage ownership of our shareholders.

We may need to raise additional money through public or private sales of our equity securities in order to fund our current and future operations.  To the extent that money is raised through the issuance of additional securities to fund our operations, the issuance of those securities could result in dilution to our existing or future shareholders.

We are exposed to potential risks and significant costs relating to our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports. We are subject to this requirement commencing with our fiscal year ended December 31, 2008 and a report of our management is set out under “Item 9A(T). Controls and Procedures” of this Annual Report on Form 10-K. Because we operated as a private company prior to the share exchange or “reverse acquisition” transaction consummated on May 13, 2008, we committed limited resources and personnel to the development of the external reporting and compliance obligations that are required of a public company. In making its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, our management has identified material weaknesses in our internal control over financial reporting. We have taken and plan to take additional measures to address and improve our financial reporting and compliance to meet the requirements of being a public company. However, we can provide no assurance that we will be able to remediate the existing material weaknesses in a timely manner or comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. In addition, our independent registered public accounting firm must attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2009. We cannot assure you that we can assess our internal control over financial reporting as effective, or that our independent registered public accounting firm will be able to provide an unqualified attestation report on our management’s assessment of future fiscal periods.  In such cases, investor confidence and share value may be adversely impacted. Moreover, compliance with Section 404 of the Sarbanes-Oxley Act requires significant documentation, testing and possible remediation to meet the complex standards, which will impose significant additional expenses on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

Description of Property

We have offices at all operational locations. The facilities are added with each new project or operational location as part of the build out of the project.

Under PRC law, most land is owned by the PRC government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the PRC government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incident to the land.  In the case of land used for industrial purposes, the land use rights are generally granted for a period of fifty years.  This period may be renewed at the expiration of the term. These land use rights are transferable and may be used as security for borrowings under loans and other obligations.  The Company currently holds land use rights for two parcels of land registered under its name, and leases land use rights for additional parcels of land from third parties that are used as for its power distribution projects.

Set forth below is the detailed information regarding these land use rights registered under the names of Zhaoheng Hydropower Company or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	Approximate square meters	Date of issuance or grant	Expiration Date

Hunan Sanjiang Electric Power Co., Ltd.	1 South Power Station Road, Chujiang Town, Shimen County, Hunan Province	Industrial use	133,862	2004	2053

Hunan Zhaoheng Hydropower Co., Ltd.	Double Red Community, Chujiang Town, Shimen County, Hunan Province	Industrial use	116,797	2003	2053

Jingrong Industrial Development Co., Ltd.	Guzhou Town, Rongjiang County, Hunan Province	Hydropower Station	1,185,467	1998	2048

Hubei Mingyuan Huohe Hydropower Development Co., Ltd.	Liujiashan Village, Zhushan County, Hubei Province	Hydropower Station	95,140	2004	2054

Hubei Mingyuan Huohe Hydropower Development Co., Ltd.	Lianhua Village, Zhushan County, Hubei Province	Hydropower Station	34,913	2004	2054

Note:
On January 12, 2009, we acquired Hubei Hongping Power Generation Co., Ltd.  As a result of the acquisition, we own land use rights through Hubei Hongping for an aggregate of 54,008 square meters of land.  Such land use rights expire in 2049.

As of December 31, 2008, we owned and operated five hydropower stations which include five power plants, two dams and 17 generating units.

Our headquarters are located at F/19, Unit A, Jinfengcheng Building, 5015 East Shennan Road, Shenzhen, PRC. We lease approximately 400 square meters of office space from Zhaoheng Industrial, a related party, for RMB40,000 per month. The lease expires on December 31, 2010 and we have the right of first refusal to renew the lease.

ITEM 3.	LEGAL PROCEEDINGS

To our knowledge, there is no material litigation pending or threatened against us. There are no legal proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons is an adverse party or has a material interest adverse to us or any of our subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTCBB under the symbol “ZHYP.OB”. Since our May 13, 2008 reverse merger transaction, there has been some minimal trading activity in our shares. The following table sets forth, for the fiscal periods indicated, the reported high and low closing bid prices for our common stock as reported on the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Closing Bid Prices	High	Low
	($)	($)

Year Ended December 31, 2008
1st Quarter	1.01	0.18
2nd Quarter	1.50	0.35
3rd Quarter	1.49	0.30
4th Quarter	1.24	0.90

Year Ended March 31, 2008
1st Quarter	0.02	0.01
2nd Quarter	0.02	0.02
3rd Quarter	0.21	0.02
4th Quarter	1.01	0.18

The closing price of our common stock as of March 16, 2009 on the OTCBB was $0.70.

Holders of Common Stock

As of March 16, 2009, we had approximately 122 common stockholders of record.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, the receipt of dividends or other payments from our operating subsidiaries, our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. We presently intend to retain earnings to finance the operation, expansion and development of our business and do not anticipate that we will pay any cash dividends on any of our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements and related notes of Zhaoheng Hydropower Company, appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. The actual results and timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information and other sections in this Annual Report.

Overview

As a result of the consummation of the Share Exchange in May 2008, we are now a holding company whose primary business operations are conducted through Zhaoheng Investment Limited, our direct, wholly owned subsidiary incorporated in the British Virgin Islands, and its Hong Kong and PRC subsidiaries. We are engaged in the business of generating and supplying hydropower in Southwestern and Midwestern China. We focus on small- to medium- sized hydropower stations and aim to become a leader in our industry.

As of March 31, 2009, we own and operate eight facilities in Hunan, Hubei and Guizhou Provinces, including Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Yongfu Hydropower Station, Hubei Huohe Cascade II Hydropower Station and Hubei Huohe Cascade III Hydropower Station. The profiles of our existing stations are following:

Profiles of Our Existing Hydropower Stations

Name	Location	Year of Acquisition by our Company	Current Installed Capacity (MW)	Tariff(1) as of December 31, 2008 (RMB)	Equity Interest (%)
Hunan Sanjiang	Shimen, Hunan	2003	62.50	0.295	100
Hunan Zhaoheng	Shimen, Hunan	—(2)	50.00	0.295	100
Guizhou Yongfu	Rongjiang, Guizhou	2008	7.50	0.2374	100
Hubei Huohe Cascade II	Zhushan, Hubei	2008	9.10	0.280	88
Hubei Huohe Cascade III	Zhushan, Hubei	2008	3.75	0.280	88
Hubei Shunshuiping(3)	Zhushan, Hubei	2009	2.50	0.35	85
Hubei Huangjiawang(3)	Zhushan, Hubei	2009	3.75	0.35	85
Hubei Qiujiabang(3)	Zhushan, Hubei	2009	10.20	0.35	85
Total			149.30

(1)	Tariff is VAT inclusive.

(2)	We developed and constructed Hunan Zhaoheng Hydropower Station. We completed construction in 2007 and commenced operation in 2008.

(3)	We acquired Hubei Shunshuiping, Hubei Huanjiawang and Hubei Qiujiabang in January 2009.

Recent Events

Business Acquisition

On January 12, 2009, our subsidiary Shenzhen Zhaoheng entered into equity transfer agreements with each of Hubei Minyuan Power Industrial Development Co., Ltd. (“Hubei”) and Shiyan Juhong Power Development Co., Ltd. (“Shiyan”), pursuant to which Shenzhen Zhaoheng agreed to acquire 53% and 32% of the equity of Hongping from Hubei and Shiyan, respectively.  Hongping owns Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station. The stations are located in Zhushan County of Hubei Province in China.  Specifications for Qiujiabang Hydropower Station consist of three units, installed capacity of 10,200KW and a designed annual output capacity of 53.98 million kWh.  Specifications for Shunshuiping Hydropower Station consist of two units, installed capacity of 2,500KW and a designed annual output capacity of 12.50 million kWh. Specifications for Huangjiawang Hydropower Station consist of three units, installed capacity of 3,750KW and a designed annual output capacity of 16.18 million kWh.  The current electricity tariff for each of Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station is RMB0.35 per kWh.

Equity Transfer

On April 10, 2009, our subsidiary Shenzhen Zhaoheng entered into an equity transfer agreement with our subsidiary Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), pursuant to which Shenzhen Zhaoheng agreed to acquire 100% of the equity interest in Jingrong from Hunan Zhaoheng.  Jingrong owns Guizhou Yongfu Hydropower Station which is located in Rongjiang County of Guizhou Province in China. Specifications for Guizhou Yongfu Hydropower Station consist of three units, installed capacity of 7,500KW and a designed annual output capacity of 40.95 million kWh.  The current electricity tariff for Guizhou Yongfu Hydropower Station is RMB0.2374 per kWh.

Recent Trends and Developments

As a result of the reverse merger transaction completed on May 13, 2008, our fiscal year end was changed from March 31 to December 31.

Results of Operations

The following table sets forth runoff and output of our Hunan facilities from January to December in 2008 and 2007:

	Runoff* (million m3), 2008	Output (million kWh), 2008	Runoff* (million m3), 2007	Output (million kWh), 2007

January	397	8.29	500	16.72
February	366	11.93	656	19.14
March	527	13.70	919	28.51
April	1,036	32.13	907	28.93
May	1,415	40.87	627	21.00
June	878	29.20	1,286	30.94
July	1,656	39.91	4,361	36.69
August	3,655	55.90	1,300	39.01
September	1,243	41.33	802	26.84
October	865	24.21	308	13.28
November	1,604	46.73	241	5.11
December	286	10.53	242	5.11
Total	13,928	354.73	12,149	271.28

*	In the event that runoff exceeds the maximum diversion discharge of turbines, the excess water is wasted.

With the commencement of operations of two new generating units at Hunan Zhaoheng in April 2008, and the acquisition of Jingrong and Hubei Huohe in June 2008 and November 2008, respectively, we currently own 17 generating units with total installed capacity of 132.85MW and annual potential output capacity of 470 million kWh as of December 31, 2008. The potential output capacity has increased by 95% from December 31, 2007. Currently, all generating units are in good working condition.

As set forth in the following table, we have had an increase in both operating income and net income for the year ended December 31, 2008, as compared to the prior year ended December 31, 2007:

	For the year ended		Increased/
	2008	2007(1)	(Decreased)	(%)
	($)	($)	($)

Revenues	13,485,497	9,283,035	4,202,462	45.3
Cost of revenues	3,474,015	1,852,698	1,621,317	87.5
Gross profit	10,011,482	7,430,337	2,581,145	34.7

Operating expenses:
Selling , general and administrative expenses	1,779,500	1,269,881	509,619	40.1
Operating income	8,231,982	6,160,456	2,071,526	33.6

Other income (expenses):
Interest income	2,084,299	35,541	2,048,758	5,764.5
Interest expense	(4,093,301)	(986,187)	(3,107,114)	315.1
Nonoperating income	3,998	282,242	(278,244)
Loss on disposition of fixed assets	(62,580)	—	(62,580)	—
Nonoperating expense	(31,327)	(3,165)	(28,162)	889.8
Other income	57,088	13,267	43,821	330.3
Other expense	—	(75,040)	75,040	(100.0)
Disposal of subsidiary	100,502	—	100,502	—
Dividend income from investment	117,687	66,842	50,845	76.1
Total other income (expenses)	(1,823,634)	(666,500)	(1,157,134)	173.6
Income before income taxes	6,408,348	5,493,956	914,392	16.6

Income Tax	418,255	412,959	5,296	1.3
Income before minority interest	5,990,093	5,080,997	909,096	17.9
Minority interest (loss) income	(3,186)	745,142	(748,328)	(100.4)
Net income	5,993,279	4,335,855	1,657,424	38.2
Unrealized foreign currency translation	1,351,007	1,459,337	(108,330)	(7.4)

Comprehensive income	7,344,286	5,795,192	1,549,094	26.7

Net income per common share- basic and diluted	0.08	0.06

Weighted average number of shares outstanding-basic and diluted	71,692,999	71,692,999

Exchange rate (RMB/ $)(2)	6.9623	7.6172

(1)
The 2007 pro forma financial information presents consolidated income statement results as if our share exchange or “reverse acquisition” transaction had occurred on January 1, 2007 rather than the actual date of its acquisition.  These pro forma statements of operations do not purport to represent what our actual results of operations would have been had this acquisition been consummated on January 1, 2007 and are not necessarily indicative of our results of operations for any subsequent fiscal period.

(2)	The average exchange rate from January 1, 2008 to December 31, 2008.

We have continued to improve our financial performance over the years since 2003 mainly due to the: (i) acquisition of operating hydropower stations; (ii) improvement in the management of operations; (iii) capacity upgrade of existing facilities; (iv) increase imposed by the PRC government in the on-grid tariffs paid by grid companies to promote the profitability of the clean energy industry; and (v) reduction in taxes through preferential policies.

As a company that invests, develops and manages hydropower plants, our financial performance in any given time period is also driven by several key factors, including installed capacity, utilization hours and electricity tariffs.

Fiscal Year Ended December 31, 2008 and December 31, 2007

Revenues

We generated revenues from the operation of our hydropower facilities in China by selling electricity primarily to SGCC and CSPGC, two dominant state grid companies, based on electricity on-grid tariffs published by the Provincial Commodity Pricing Bureau.

Our revenues for the year ended December 31, 2008 was $13,485,497, an increase of $4,202,462, or 45.3%, from $9,283,035 for the year ended December 31, 2007.  The increase in revenues was primarily due to an increase in electricity on-grid tariffs and an increase in output due to increased total installed capacity. Since July 2008, the benchmark on-grid tariff of our two Hunan facilities was increased from RMB0.28/kWh to RMB0.295/kWh. Our total installed capacity increased from 62.5MW as of December 31, 2007 to 132.85MW as of December 31, 2008 as a result of the two new generating units with an aggregate installed capacity of 50MW that were put into use in April 2008, as well as the acquisition of Guizhou Yongfu Hydropower Station with total installed capacity of 7.5MW in June 2008 and Huohe Cascade II and Huohe Cascade III hydropower stations with total installed capacity of 12.85MW in November 2008.

Cost of Revenues

Our cost of revenues consists of fixed asset depreciation, equipment maintenance cost, wages, office expenses and state taxes (not including value-added tax and corporate income tax) attributable to the revenues.

Cost of revenues was $3,474,015 for the year ended December 31, 2008, an increase of $1,621,317, or 87.5%, from $1,852,698 for the year ended December 31, 2007. Cost of revenues as a percentage of revenues increased to 25.8% for the year ended December 31, 2008 from 20.0% for the year ended December 31, 2007. In connection with the expansion of our existing facilities and the acquisition of new facilities, our fixed asset depreciation increased to $1,996,804, or 14.0% of revenues, for the year ended December 31, 2008, from $858,102, or 9.2% of revenues for the year ended December 31, 2007; our maintenance cost increased to $382,995, or 2.8% of revenues for the year ended December 31, 2008, from $165,991, or 1.8% of revenues for the year ended December 31, 2007. In addition, beginning on January 1, 2008, Hunan Sanjiang and Hunan Zhaoheng paid 0.8RMB/kWh (or approximately $0.11/kWh) to the Large and Medium-sized Reservoir Fund set up by the Ministry of Finance. The fund was set up in 2007 to support economic development and environmental protection in reservoir areas. Total amount of fees we contributed to this fund in 2008 amounted to $359,440, or 2.7% of revenues. Moreover, for the year ended December 31, 2008, our Hunan Zhaoheng Hydropower Station, an expansion project of the existing Hunan Sanjiang Hydropower Station, was not fully utilized during dry seasons. As a result, depreciation expenses as a percentage of revenues increased to 12.3% for the year ended December 31, 2008 compared with 9.2% for the year ended December 31, 2007.

Gross Profit

As a result of the foregoing, our gross profit increased from $7,430,337 for the year ended December 31, 2007 to $10,011,482 for the year ended December 31, 2008, representing an increase of $2,581,145, or 34.7%..The increase in our gross profit was mainly attributable to the increase in the electricity on-grid tariff of both Hunan Sanjiang and Hunan Zhaoheng from RMB0.28/kWh to RMB0.295/kWh starting from July 2008, and an increase in total installed capacity from 62.5MW as of December 31, 2007 compared to 132.85MW as of December 31, 2008. However, our gross margin decreased from 80.0% for the year ended December 31, 2007 to 74.2% for the year ended December 31, 2008.

Operating Expenses

Total operating expenses, which include selling, general, and administrative expenses were $1,779,500 for the year ended December 31, 2008, an increase of $509,619, or 40.1%, from $1,269,881 for the year ended December 31, 2007. The increase in operating expenses was due to the expansion of our existing facilities and the acquisition of new hydropower plants, which resulted in the increase in the total number of our employees, the increase in insurance premiums and the increase in cost of utilities, as well as the increased expenses incurred as a result of our public company status. Total operating expenses as a percentage of revenues decreased slightly to 13.2% for the year ended December 31, 2008 from 13.7% for the year ended December 31, 2007. However, for the year ended December 31, 2008, we incurred significant professional service fees of $490,251 in relation to our public company status such as legal fees, audit fees, internal revenue service fees, Sarbanes-Oxley consulting fees and financial consulting fees. If these fees were excluded, our operating expenses as a percentage of revenues would have decreased to 9.6%.

Operating Income

Operating income was $8,231,982 for the year ended December 31, 2008, an increase of $2,071,526, or 33.6%, from $6,160,456 for the year ended December 31, 2007.  However, our operating income margin in 2008 was 61.0% as compared to 66.4% in 2007. The decrease in operating income margin was due to the increase in our cost of revenues as a percentage of revenues and operating costs as discussed above.

Interest Income

We realized interest income of $2,084,299 for the year ended December 31, 2008, compared with interest income of $35,541 for the year ended December 31, 2007. The increase in interest income was mainly attributable to the fact that Hunan Sanjiang and Hunan Zhaoheng, two of our subsidiaries, began charging interest on the loans made to three related parties including Zhaoheng Industrial, Winner and Hunan Jiuli. Interest rates charged on loans to related parties were 8.964% in the year ended December 31, 2008, or 120% of the bench mark rate set by the People’s Bank of China. As of December 31, 2008, the loans to Zhaoheng Industrial, Winner and Hunan Jiuli amounted to $3,911,631, $1,155,072 and $178,778, respectively, compared to $16,598,669, $931,169 and nil, respectively, as of December 31, 2007.  See “Item 1A.  Risk Factors — Risks Related to Our Business — We have in the past entered into inter-company loan agreements, which may be deemed legally invalid under PRC law.”

Interest Expense

Interest expense was $4,093,301 for the year ended December 31, 2008, compared with $986,187 for the year ended December 31, 2007. Our interest expense increased because: (i) interest paid on the loans to our subsidiary, Hunan Zhaoheng, was capitalized before April 1, 2008 during its construction period and was accounted for as expense after April 1, 2008. As of December 31, 2007 and December 31, 2008, total amount of loans borrowed by Hunan Zhaoheng amounted to $43,751,112 and $45,227,744, respectively; (ii) we paid interest on a shareholder loan of $259,503 that we assumed when we acquired Hubei Huohe in November 2008; (iii) the average interest rate was higher in 2008 than in 2007; and (iv) we borrowed loans and paid interest in Renminbi. Average foreign currency exchange rate between U.S. dollar and Renminbi changed from 7.6172 for the year ended December 31, 2007 to 6.9623 for the year ended December 31, 2008. The following table sets forth average interest rates for the five loans borrowed by our subsidiaries in the year ended December 31, 2008 and the year ended December 31, 2007, and the principal balance change due to currency exchange rate fluctuation. For the year ended December 31, 2008, of the five loans, we had repaid only $1,436,317 (or RMB10,000,000) in principal to Bank of China. The following table sets forth the balance of principal and interest rates of our outstanding loans for the year ended December 31, 2008 and 2007:

	Principal Balance as of December 31,		Interest Rate
Bank	2008	2007	2008	2007
	($)	($)	(%)	(%)

China Construction Bank	6,273,526	5,879,055	7.65	7.2
China Construction Bank	2,917,919	2,734,444	7.65	6.8
China Construction Bank	8,753,757	8,203,333	7.65	7.02
Bank of China	21,884,392	21,875,556	7.74	6.84
Industrial and Commercial Bank of China	23,343,352	21,875,556	7.11	7.11

Non operating Income

Non operating income was $3,998 for the year ended December 31, 2008, mainly from the sale of unused goods, representing a decrease from $282,242 for the year ended December 31, 2007 which was mainly generated from the ancillary services provided by Hunan Jiuli, which we disposed of through an equity transfer in December 2007.

Dividend Income

Total dividend income for the year ended December 31, 2008 and the year ended December 31, 2007 was $117,687 and $66,842, respectively. As of December 31, 2008 and December 31, 2007, our investment in Winner was $571,912 and $535,951, respectively, for a 49% equity interest in Winner. The difference in investment amount was caused by the change in foreign currency exchange rate. The investment amount was unchanged in Renminbi. According to memorandum and articles of association of Winner, Hunan Zhaoheng does not participate in the management of Winner, but is to receive an annual dividend at a fixed rate of 20% of its investment in Winner starting from the date Winner commenced production. In addition, the other shareholders of Winner have committed to buy back the equity interests held by Hunan Zhaoheng progressively at historical cost and the dividend income was adjusted in accordance with Hunan Zhaoheng’s equity interest in Winner based on the above investment term. Winner commenced its operation in October 2007. Total dividend income for the year ended December 31, 2008 and the year ended December 31, 2007 was $117,687 and $66,842, respectively.

Income from Disposal of Subsidiary

In December 2007, Hunan Sanjiang entered into an equity transfer agreement to transfer its 100% interest in Hunan Jiuli to Zhaoheng Industrial for a consideration of $1,782,584, or RMB13,038,000. All relevant procedures were completed in April 2008. As a result, we realized an investment income of $100,502 from the disposal of Hunan Jiuli in 2008.

Income Taxes

We did not conduct any business or maintain any office in the United States for the years ended December 31, 2008 and 2007. Therefore, no provision for U.S. federal income taxes has been made.

For both the year ended December 31, 2008 and the year ended December 31, 2007, our operations were conducted solely in China and governed by the PRC Enterprise Income Tax Law. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax (“EIT”) at the rate of 25% effective January 1, 2008. However, the Income Tax Laws provide certain favorable tax treatment to a foreign invested company in the energy industry. Additionally, the PRC governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

For the year ended December 31, 2008, our income taxes were $418,255 and came entirely from Hunan Sanjiang, our subsidiary. Applicable income tax rate for Hunan Sanjiang in 2008 was 9% due to a few preferential income tax policies including: (i) “two-year exemption followed by a three-year 50% reduction” income tax policy granted to energy and infrastructure sectors; (ii) a 15% preferential income tax rate granted to hydropower operators; and (iii) a mandatory tax rate increase from 15% to a uniform 25% progressively in five years starting from 2008. Under the same “two-year exemption followed by a three-year 50% reduction” income tax policy, Hunan Zhaoheng was exempted from income tax in the year ended December 31, 2008. Further, the income before tax of Shenzhen Zhaoheng, Jingrong and Hubei Huohe was offset by net operating loss carryovers from previous years, so there were no income tax expenses for these three subsidiaries in 2008.

For the year ended December 31, 2007, our income taxes were $412,959 and consisted of income tax of $409,769 from Hunan Sanjiang and stamp tax of $3,190 from Shenzhen Zhaoheng. Applicable income tax rate for Hunan Sanjiang in 2007 was 7.5% due to preferential income tax policies including: (i) “two-year exemption followed by a three-year 50% reduction” income tax policy granted to energy and infrastructure sectors; and (ii) a 15% preferential income tax rate granted to hydropower operators. Applicable income tax rate for Hunan Jiuli in 2007 was 25%. In December 2007, we entered into an equity transfer agreement to transfer our 100% interest in Hunan Jiuli to Zhaoheng Industrial.

Net Income

Net income increased to $5,993,279 for the year ended December 31, 2008 from $4,335,855 for the year ended December 31, 2007. As a percentage of revenues, net income was approximately 44.4% for the year ended December 31, 2008, as compared to approximately 46.7% for the year ended December 31, 2007.

REVIEW OF FINANCIAL POSITIONS

Current Assets

Our current assets mainly consist of cash and cash equivalent, notes receivable, accounts receivable, dividend receivable from investment and other receivables, prepaid expenses and others. As of December 31, 2007, our current assets amounted to $3,415,045, representing 4.2% of our total assets of $81,951,956. As of December 31, 2008, our current assets increased to $10,266,974, representing 10.9% of our total assets of $93,956,302.

Notes Receivable

We occasionally allow customers with whom we have had long-term relationships to satisfy the payment of their trade debt to us through the issuance of notes receivable with our Company as the beneficiary. These notes receivable are usually of a short-term nature, approximately three to six months in length. These notes do not bear interest and are paid by the customer’s bank to our bank upon our presentation to the customer’s bank on the date of maturity. In the event that the customer does not have sufficient funds to repay these notes, our bank can proceed with bankruptcy proceedings against the customer in China. Total notes receivable as of December 31, 2008 and December 31, 2007 were nil and $202,349, respectively. All notes receivables as of December 31, 2007 were from customers of Hunan Jiuli.

Accounts Receivable

Accounts receivable were mainly represented by amounts due from our customers, including two state grid companies. Our accounts receivable as of December 31, 2008 and December 31, 2007 amounted to $4,214,919 and $1,915,471, respectively. The increase in accounts receivable was mainly due to the delay in payment by the SGCC during the process of a mandatory change in electricity purchase by its subsidiaries from Changde Branch to Hunan Provincial Branch. The change was required by the SGCC because of the expansion of our production capacity and the increase in our output capacity. The increase in our accounts receivable was also due to our assumption of the accounts receivable of Hubei Huohe, which we acquired in November 2008, of approximately $870,000 as of December 31, 2008.

Dividend Receivable

Dividend receivable as of December 31, 2008 and December 31, 2007 amounted to nil and $71,460, respectively. Dividend receivable represents dividend income receivable on our investment in Winner. See Dividend Income discussion for more information.

Other Receivables

Other receivables as of December 31, 2008 and December 31, 2007 amounted to $50,751 and $145,075, respectively. Other receivables primarily consist of advances to employees for business travel purposes.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of advances to suppliers and tax refunds. Prepaid expenses and other current assets as of December 31, 2008 and December 31, 2007 amounted to $196,507 and $85,971, respectively. This increase in prepaid expenses was largely due to (i) our prepaid expense to a contractor for the winter maintenance of the Guizhou Yongfu Hydropower Station in the amount of $59,671, and (ii) advances in the amount of $55,440 made to UFIDA Software Co., Ltd., a software vendor, to purchase software for our enterprise resource planning system.

Non-current Assets

Our non-current assets comprised mainly of property, plant and equipment, amounts due from related parties, property use rights and construction in progress. In 2008, we acquired Guizhou Yongfu Hydropower Station, Hubei Huohe Cascade II Hydropower Station and Hubei Huohe Cascade III Station. In addition, our Hunan Zhaoheng Hydropower Station commenced operation in April 2008. As a result, as of December 31, 2008, our construction in progress decreased and our fixed assets increased compared with December 31, 2007. As of December 31, 2008, our non-current assets amounted to $83,689,328 and accounted for approximately 89.1% of our total assets. As of December 31, 2007, our non-current assets amounted to $78,536,911 and accounted for approximately 95.8% of our total assets.

Long-term Investment

As of December 31, 2008 and December 31, 2007, Hunan Zhaoheng invested $571,912 and $535,951, respectively, for a 49% equity interest in Winner. The difference in investment amount was caused by the change in foreign currency exchange rates. The investment amount was unchanged in Renminbi. According to the memorandum and articles of association of Winner, Hunan Zhaoheng does not participate in the management of Winner, but is to receive an annual dividend at a fixed rate of 20% of its original capital contribution starting from the date Winner commenced operation. Further, the other shareholders of Winner have committed to buy back Hunan Zhaoheng’s equity interest progressively at historical cost and the dividend income was adjusted in accordance with Hunan Zhaoheng’s equity interest in Winner based on the above investment term. Winner commenced its production line in October 2007. The investment was accounted for at cost basis. The dividend generated from this investment is presented as dividend income in our audited consolidated financial statements. For the year ended December 31, 2008 and 2007, our dividend income from this investment was $117,689 and $66,842, respectively.

In December 2007, Hunan Sanjiang entered into an equity transfer agreement with Zhaoheng Industrial. Pursuant to the agreement, Hunan Sanjiang transferred 100% interest in Hunan Jiuli to Shenzhen Zhaoheng for a total consideration of $1,782,584, or RMB13,038,000. All relevant procedures were completed in April 2008. As a result, we realized an investment income of $100,502 from the disposal of Hunan Jiuli in 2008.

Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and December 31, 2007 are summarized as follows:

	As of December 31,
Items	2008	2007
	$	$

Dams	66,974,623	42,467,137
Buildings	11,795,500	8,278,953
Machine equipment	36,942,466	13,434,886
Electronic and other equipment	728,433	834,296
Total	116,441,022	65,015,272
Less: Accumulated Depreciation	(41,288,337)	(34,380,646)
	75,152,685	30,634,626

The increase in dam related assets was largely due to the transfer of the construction in progress of Hunan Zhaoheng to fixed asset in 2008. In addition, we allocated $1,574,360 of fair value of subsidiary acquired over original book value, which was derived from the acquisition of Hubei Huohe and Jingrong. The increase in buildings and machine equipment related assets was due to the acquired asset from Hubei Huohe and Jingrong, as well as the transfer of construction in progress of Hunan Zhaoheng into fixed assets.

The difference between accumulated depreciation as of December 31, 2008 and 2007 was $6,907,691. Depreciation expenses of $1,996,804 for the year ended December 31, 2008 does not equal the above difference due to the following reasons: (i) the average foreign currency exchange rate changed from 7.3141 for the year ended December 31, 2007 to 6.8542 for the year ended December 31, 2008; and (ii) we disposed of Hunan Jiuli in December 2007 while we acquired Jingrong in June 2008 and Hubei Huohe in November 2007.

Due from Related Parties

As of December 31, 2008 and 2007, the total amount due from related parties was $5,245,481 and $17,529,838, respectively, which is due on demand without security. The details of amounts due from related parties are listed as below:

		Balance as of December 31,
Related Party	Relationship	2008	2007	Interest Rate
		($)	($)

Zhaoheng Winner Tungsten (Shimen) Co., Ltd.	49% owned by our Company as long-term investment	1,155,072	931,169	12% annual; without security

Hunan Jiuli Hydropower Construction Co., Ltd.	Both Hunan Jiuli and our Company are beneficially controlled by our Chairman and CEO, Mr. Guosheng Xu	178,778	—	Interest free; without security

Shenzhen Zhaoheng Industrial Co., Ltd.	Both Zhaoheng Industrial and our Company are beneficially controlled by our Chairman and CEO, Mr. Guosheng Xu	3,911,631	16,598,669	120% of the bench mark rate set the People’s Bank of China and adjusted annually; without security

Total		5,245,481	17,529,838

As of December 31, 2008, (i) amounts due from Zhaoheng Winner consisted of amounts due to Hunan Sanjiang in the amount of $10,275.3 for factory building lease and amounts due to Shenzhen Zhaoheng in the amount of $1,144,797 for non-operating fund disposition, (ii) amounts due from Hunan Jiuli consisted of amounts due to Hunan Sanjiang in the amount of $175,021 for electricity purchase, and amounts due to Hunan Zhaoheng in the amount of $3,757 for labor fees, and (iii) amounts due from Zhaoheng Industrial consisted of amounts due to Hunan Sanjiang in the amount of $3,398,601, amounts due to Hunan Zhaoheng in the amount of $1,375,603, and amounts due to Shenzhen Zhaoheng in the amount of $13,158,052, all of which were for non-operating fund disposition purpose. On the other hand, as of December 31, 2008, we had a total amount due to Zhaoheng Holdings of $14,020,625, which consisted of our off-balance sheet liability assumed by Zhaoheng Holdings in the amount of $3,515,318 and non-operating fund disposition in the amount of $10,505,307. Since Zhaoheng Industrial and Zhaoheng Holdings are all directly or beneficially controlled by our Chairman and Chief Executive Officer, Mr. Guosheng Xu, the total amount due from Zhaoheng Industrial of $17,932,256 is offset by our amount due to Zhaoheng Holdings. As a result, we recorded a net amount due from Zhaoheng Industrial of $3,911,631.

Other Assets

Other assets consist of the spare parts for equipment maintenance and deposits for purchases of spare parts and office supplies and consisted of the following:

	As of December 31,
Items	2008	2007
	$ (Audited)	$

Inventory of spare parts	294,308	158,066
Deposits to vendors	4,620	17,820
Setup expenses	26,750	—

	325,678	175,886

The increase in inventory of spare parts was due to an increase in the number of our operating hydropower plants from one plant as of December 31, 2007 to five plants as of December 31, 2008.

Construction in Progress

As of December 31, 2008, construction in progress amounted to $1,173,415 and referred to the auxiliary project of Hunan Zhaoheng Hydropower Station, such as landscaping and slope, as well as the acquisition cost of construction approval for Jingrong’s expansion project. As of December 31, 2007, construction in progress amounted to $28,490,705 and referred to Hunan Zhaoheng Hydropower Station. Hunan Zhaoheng Hydropower Station commenced trial operation in April 2008 and most construction in progress was transferred to property, plant and equipment in July 2008. The carryover amount was $27,883,960 after adjustment.

During the process of preparing financial statements for the year ended December 31, 2008, our management determined that certain significant misapplication of generally accepted accounting principles had been made in the prior fiscal year. These financial statements for the year ended December 31, 2007 have therefore been restated to account for these changes.

The corrections of such misapplication included in these financials are:

	Effect on December 31, 2007 additional paid in capital	Effect on prior years additional paid in capital	Cumulative effect on additional paid in capital
	$	$	$

Understated interest forgiveness to related parties	1,366,726	2,598,424	3,965,150

	Effect on December 31, 2007 construction in progress	Effect on prior years construction in progress	Cumulative effect on construction in progress
	$	$	$

Capitalization of interest expense in construction in progress which should have been charged to operations when incurred	(1,366,726)	(2,598,424)	(3,965,150)

Current Liabilities

As of December 31, 2007, our current liabilities of $2,103,620 consisted of accounts payable and accrued expenses of $42,729, other payables of $1,739,867, salary payable and judgments payable of $98,034, taxes payable of $157,525 and amounts due to related parties of $65,465. Other payables primarily consisted of (i) payables to contractors and suppliers as quality deposit for the construction of Hunan Zhaoheng Hydropower Station and technical renovation of Hunan Sanjiang Hydropower Station in the amount $1,627,987, and (ii) payables to the State-owned Assets Supervision and Administration Commission of Changde City for the acquisition of Hunan Jiuli in the amount of $111,880. Salary payable mainly consisted of year end bonuses announced by the boards of our subsidiaries at the end of each year and are usually paid at the beginning of the following year.

As of December 31, 2008, our current liabilities of $3,963,295 consisted of accounts payable and accrued expenses of $72,483, other payables of $2,427,345, salary payable and judgments payable of $219,048, taxes payable of $841,318, interest payable of $143,598 and amounts due to related parties of $259,503. Other payables primarily consisted of (i) payables to contractors and suppliers as quality deposit for the construction of Hunan Zhaoheng Hydropower Station and technical renovation of Hunan Sanjiang Hydropower Station in the amount $1,249,086, (ii) shareholder loans assumed by Shenzhen Zhaoheng during its acquisition of Hubei Huohe in the amount of $862,902, and (iii) payables to professional service providers including our legal counsels and auditors in the amount of $307,600. The increase in salary payable is largely due to an increase in the number of employees in relation to our acquisition and expansion.

As of December 31, 2008 and 2007, the amounts due to related parties were $259,503 and $65,465, respectively, and due on demand. The details of amounts due to related parties are listed as below:

		Balance as of December 31,
Related Party	Relationship	2008	2007	Interest Rate
		($)	($)

Michael Friess and Sanford Schwartz	Minority shareholders of Zhaoheng Hydropower Company	—	31,444	Interest free; without security

Hunan Jiuli Hydropower Construction Co., Ltd.	Both Hunan Jiuli and the Company are beneficially controlled by our Chairman and CEO, Mr. Guosheng Xu	—	34,021	Interest free; without security

Zhushan Jinfeng Industrial Co., Ltd.	12% shareholder of Hubei Huohe, our subsidiary	259,503	—	Benchmark rate of People’s Bank of China

Total		259,503	65,465

Taxes payable as of December 31, 2008 and 2007 amounted to $841,318 and $157,525, respectively. Taxes payable are summarized below:

	As of December 31,
Items	2008	2007
	$ (Audited)	$

Business tax payable	154,295	33,680
Value added tax payable	185,161	34,309
Property tax payable	29,002	42,470
Income tax payable	71,318	45,196
Other taxes and government fees	401,542	1,870
	841,318	157,525

The increase in other taxes and government fees was largely due to a payable of $362,188 to the Large and Medium-sized Reservoir Fund set up by the Ministry of Finance. The fund was set up in 2007 to support economic development and environment protection in reservoir areas. Hunan Zhaoheng and Hunan Sanjiang were required to contribute to this fund starting from January 1, 2008.

Loans

As of December 31, 2008, we had outstanding long-term loans in the amount of $63,172,945, as compared to long-term loans in the amount of $60,567,944 as of December 31, 2007. Loans as of December 31, 2008 consisted of long-term bank loans owed to three unrelated state-owned banks.

	Interest Rate for the Year Ended December 31,				Outstanding Principal amount as of December 31,
Lender	2008	2007	Due Date	Securities	2008	2007
					$	$

Construction Bank of China	Average rate of 7.65%	Average rate of 7.2%	April 30, 2010	Pledged with property, plant and equipment	6,273,526	5,879,055

Construction Bank of China	Average rate of 7.65%	Average rate of 6.8%	July 30, 2011	Pledged with property, plant and equipment and guaranteed by Zhaoheng Industrial, a related party	2,917,919	2,734,444

	Interest Rate for the Year Ended December 31,				Outstanding Principal amount as of December 31,
Lender	2008	2007	Due Date	Securities	2008	2007
					$	$

Construction Bank of China	Average rate of 7.65%	Average rate of 7.02%	August 30, 2011	Pledged with property, plant and equipment and guaranteed by Zhaoheng Industrial	8,753,756	8,203,333

Bank of China	Average rate of 7.74%	Average rate of 6.84%	March 3, 2012	Pledged with 66.7% ownership of Hunan Zhaoheng, one of our subsidiaries, and guaranteed by Zhaoheng Industrial	21,884,392	21,875,556

Industrial & Commerce Bank of China	Fixed rate of 7.11%	—	March 23, 2022	Guaranteed by Zhaoheng Industrial	23,343,352	21,875,556

Total					63,172,945	60,567,944
Less: short-term loans					—	—

Long-term loans					63,172,945	60,567,944

According to loan repayment schedules, future payments of all loan principles in the next 5 years are as below:

	2009	2010	2011	2012	2013 and after
	$	$	$	$	$
Projected payment of loan principle	—	6,273,726	11,671,675	21,884,691	23,342,853

For the year ended December 31, 2008, of the five outstanding loans, we had repaid $1,436,317 in principal to Bank of China.

Off-balance Sheet Arrangement

Preferential tax treatment

On December 13, 1993, the State Council of China promulgated “The Provisional Regulation of the People's Republic of China on Value Added Tax” and put VAT into effect on January 1, 1994. In general, VAT was set at 17%.

In order to encourage the development of rural counties, the Ministry of Finance and State Administration of Taxation promulgated another notice on March 29, 1994 (No. 4, 1994) and lowered the VAT of certain businesses including small hydropower plants to 6%. Under the guidance of this notice, Hunan Sanjiang has been paying VAT at 6% but received 17% VAT invoices from the tax authorities until 2004 because those are the only available invoices. Although this practice was allowed by the Tax Administration, it created a payable of 11% VAT on our books with a total amount of $3,515,318 (RMB24,094,690) by the end of 2004. As a result, these are not genuine payables. The balances remain in the books because the tax authorities do not have the rights to issue a statement to clarify that are these conflicting policies.

With the implementation of the Golden Tax Project and the establishment of online tax cross referencing network in 2005, local Tax Authorities can no longer collect VAT at an amount different from the VAT invoices. Consequently, the above mentioned preferential tax policy could not be executed in practice. Since January 2005, Hunan Sanjiang has been paying VAT at normal rate of 17%.

However, the Tax Administration has never questioned the historical tax payable of $3,294,280 arising from the 11% VAT discrepancy created under the different policies promulgated by the Ministry of Finance and State Administration of Taxation. Our management believes that the existence of this payable was due to the unavailability of a 6% VAT invoice from Tax Administration and this tax liability will never be collected by the related Tax Authorities as there is no record of such liabilities within the Tax Authorities.

In March 2005, Hunan Sanjiang transferred these payable and all related liabilities to its shareholder, Zhaoheng Industrial. According to an agreement signed between Hunan Sanjiang and Zhaoheng Industrial on March 31, 2005, Zhaoheng Industrial will assume all the liabilities if the related Tax Authorities come to collection of such payables.

In August 2008, Zhaoheng Holdings entered into an agreement and assumed the above mentioned off balance sheet liabilities of Hunan Sanjiang, which amounted to $3,515,318 as of December 31, 2008.

Assumption of government loans

Pursuant to an agreement between Zhaoheng Industrial and Jinjian Rice Co., Ltd. (“Jinjian Rice”), in July 2003, Hunan Sanjiang assumed three government loans in the aggregate amount of $4,743,791 (RMB32,514,894.7). In the same year, Zhaoheng Industrial acquired 60% of equity interest in Hunan Sanjiang from Jinjian Rice. These three loans were granted by the State Ministry of Hydropower and Finance Bureau of Hunan Province to provide assistance in the construction of power plants during the years between 1985 and 1990. Following a restructuring of government agencies, the creditors are no longer in existence and have never claimed interest on the loans since 2003.

Stockholders’ Equity

As of December 31, 2007, our stockholders’ equity amounted to $19,280,392 and consisted of additional paid-in capital of $15,371,094, accumulated other comprehensive income of $2,541,949, statutory surplus reserve of $666,952, common stock of $71,693 and retained earnings of $628,704.

Our stockholders’ equity of $26,624,678 as of December 31, 2008 consisted of additional paid-in capital of $15,371,094, accumulated other comprehensive income of $3,892,956, statutory surplus reserve of $666,952, retained earnings of 6,621,983, and common stock of 71,693.

During the process of preparing the financial statements for the year ended December 31, 2008,  our management determined that we have understated interest forgiveness to related parties in prior years. As a result, our additional  paid-in equity as of December 31, 2008 has been restated from $19,336,244 to $15,371,094.

Liquidity and Capital Resources

Historically, we financed our operations and capital expenditures with equity financing from our stockholders, cash flows from operations and bank loans. Over the years, we have developed good working relationships with the Bank of China, Industrial and Commercial Bank of China, China Construction Bank and China Agriculture Bank. To keep pace with the rapid growth and expansion of our business, we may need to raise additional capital, primarily to acquire developed hydropower stations or to construct new stations. As a result, we may seek to raise additional funds to finance our future growth.

Cash

Cash is primarily used to fund the acquisition of new facilities and working capital. The following table sets forth changes in cash flows for each of the years ended December 31, 2008 and 2007:

	Year ended 31 December
	2008	2007
	$	$

Cash and cash equivalents at beginning of year	994,719	4,819,766
Cash flows from operating activities	3,827,175	7,480,071
Cash flows from investing activities	(1,680,874)	(31,181,729)
Cash flows from financing activities	(1,436,317)	18,781,179
Net increase/decrease in cash and cash equivalents	(709,984)	(4,920,479)
Cash and cash equivalents at end of year	5,804,797	994,719

Operating Activities

Cash flow from operating activities reflects profits for the year adjusted for non-cash items such as depreciation and amortization expenses and the effects of changes in working capital, such as trade and other receivables and trade and other payables.

For the year ended December 31, 2008, we had net cash inflow from operating activities of $3,827,175, primarily as a result of net income of $5,993,279 generated in the year, adjusted for changes in depreciation and amortization expenses due to operation of new facilities, accounts receivable, other payables, and tax payable.

For the year ended December 31, 2007, we had net cash inflow from operating activities of $7,480,071, primarily as a result of net income of $4,335,855 generated in the year, adjusted for changes in depreciation and amortization expenses due to operation of new facilities, interest forgiveness to related party, deemed dividends for minority interest purchase, accounts receivable, and prepaid expense and other current assets.

Investing Activities

For the year ended December 31, 2008, our net cash outflow used in investing activities was $1,680,874. Our net cash outflow used in investing activities mainly consisted of: (i) increase in amounts due from related parties, including Zhaoheng Industrial and Hunan Jiuli, in the amount of $9,927,535; (ii) cash used in the acquisition of Huobei Huohe and Guizhou Yongfu which amounted to $5,368,986; and (iii) cash used in construction in progress in the amount of $6,749,179, partly offset by (i) increase in amounts due to Zhaoheng Holdings Limited, a related party, in the amount of $14,368,521; (ii) cash assumed from acquired subsidiaries in the amount of $4,346,502; (iii) cash generated from the sale of Hunan Jiuli in the amount of $1,782,584.

For the year ended December 31, 2007, our net cash outflow used in investing activities was $31,181,729. Our net cash outflow used in investing activities mainly consisted of: (i) cash used in construction in progress in the amount of $15,659,113; (ii) increase in amounts due from related parties, which is mainly from Zhaoheng Industrial in the amount of $8,655,868; and (iii) acquisition of minority interests in the amount of $6,675,347.

Financing Activities

For the year ended December 31, 2008, our net cash outflow used in financing activities was $1,436,317. This entire amount was used in the repayment of long-term loans from the Industrial & Commercial Bank of China.

For the year ended December 31, 2007, our net cash inflow provided for financing activities was $18,781,179. Our net cash inflow provided for financing activities mainly consisted of proceeds from long-term loans of $21,398,939, which was partly offset by paid dividends of $2,617,760 in the payment of dividends.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 1 to our consolidated financial statements, “Organization and Summary of Significant Accounting Policies”. Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations:

1.  Combination

The accompanying consolidated financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of our Company and our subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

2.  Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment and the impairment of goodwill. Actual results could differ from those estimates.

3.  Investments in Equity Securities

In the consolidated balance sheet, investments in equity securities are stated at our Company's share of the net assets of our associates plus the premium paid less any discount on acquisition in so far as it has not already been amortized to the statement of income, less any identified impairment loss.

Hunan Zhaoheng invested an amount of $571,912 and $535,951 as of December 31, 2008 and 2007 for 49% equity interests in Winner. According to the memorandum and articles of association of Winner, Hunan Zhaoheng does not participate in the management of Winner but is to receive a dividend income at a fixed rate of 20% of the total contribution outstanding starting from the date Winner commenced operation. Further, the other shareholders of Winner committed to buy back equity interests held by Hunan Zhaoheng progressively at historical cost. The dividend income was then calculated in accordance with Hunan Zhaoheng’s equity interest in Winner based on the above investment terms.  The investment was accounted for at cost.

4.  Accounts and Other Receivable

Accounts and other receivable are reported at net realizable value. Our management reviews our accounts receivable on a regular basis. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

5.  Revenue recognition

Our revenue recognition policies are structured to comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. In general, we record revenue when persuasive evidence of an arrangement exists, power has been delivered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Historically, we have not encountered any significant problems with collectibility and thus have determined that it is not necessary to defer revenue recognition on that basis. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenues for any reporting period could be adversely affected by delaying recognition of such revenues.

6.  Property, Plant and Equipment

Property and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Property and equipment have a residual value of 10% of actual cost. The estimated lives used in determining depreciation are:

Classification	Useful Years
Dams	50 years
Buildings	20 - 50 years
Machine equipment	10 - 30 years
Electronic and other equipment	03 - 10 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

7.  Construction in Progress

As of December 31, 2008, construction in progress amounted to $1,173,415 and referred to auxiliary project of Hunan Zhaoheng Hydropower Station such as landscaping and slope and the acquisition cost of construction approval for Jingrong’s expansion project. As of December 31, 2007, construction in progress amounted to $28,490,705 and referred to Hunan Zhaoheng Hydropower Station. Hunan Zhaoheng Hydropower Station commenced trial operation in April 2008 and construction in progress was transferred to property, plant and equipment in July 2008. The carryover amount was $27,883,960 after adjustment of capitalized interest.

Completed items are transferred from construction in progress to fixed assets when they are ready for their intended use.

8.  Foreign Currency Translation

Our functional currency is the Chinese Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income. The cumulative translation adjustment and effect of exchange rate changes as of December 31, 2008 and 2007 was $3,892,956 and $2,541,949, respectively.

This quotation of the exchange rates does not imply free convertibility of Renminbi to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Capital accounts of the consolidated financial statements are translated into U.S. dollars from Renminbi at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate during the twelve months ended December 31, 2008.

	For the year ended December 31,
	2008	2007

Period end RMB : U.S. Dollar exchange rate	6.8542	7.3141
Average year-to-date RMB : U.S. Dollar exchange rate	6.9623	7.6172

The Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollars at the rates applied in the translation.

9.  Income Tax

We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in Statement No. 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for the years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for the years beginning after December 15, 2008, and interim periods within those years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for the years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for the years beginning after November 15, 2007, and interim periods within those the years. We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, our management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 9, 2009, Schumacher & Associates Inc. was dismissed as our independent registered public accounting firm.  Schumacher’s report on our financial statements for the fiscal years ended March 31, 2007 and 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to our Company’s ability to continue as a going concern. During our two most recent fiscal years and any subsequent interim period through the date of the dismissal, there were no disagreements with Schumacher on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Schumacher, would have caused Schumacher to make reference in connection with its opinion to the subject matter of the disagreements.

We have requested Schumacher to furnish a letter addressed to the SEC stating whether it agrees with the statements made by us and, if not, stating the respects in which it does not agree.  A copy of the letter is attached to this Annual Report on Form 10-K as Exhibit 16.1.

On July 1, 2008, our board of directors approved the engagement of Sherb CPA as our independent registered public accounting firm to audit our financial statements with effect from July 1, 2008. At no time since its engagement has Sherb CPA had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent auditor.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, who acts as our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a -15(e) and 15d -15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective, because of the material weaknesses described below under Management’s Report on Internal Control over Financial Reporting.

To address these material weaknesses, we performed additional analysis and other procedures including additional planning, analysis and procedures and management reviews to ensure the accuracy of financial reporting contained in this Annual Report.  Additionally, we conducted a detailed and extensive review of account reconciliations, non-routine and complex transactions and agreements, financial statement classifications, journal entries and related substantiation for accuracy to ensure that our consolidated financial statements were prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Rules 13a -15(f) and 15d -15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or board of directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions use, or dispositions of our assets that could have a material effect on the interim or annual consolidated financial statements.

Although we are firmly committed to effective internal control over financing reporting, internal reporting systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of our operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified the following material weaknesses:

1.	Lack of an effective control environment as evidenced by:

(i)
An absence of a well-designed organization structure, including a lack of clear roles and responsibilities as well as a lack of formal authorization matrices within our Company, which has led to insufficient segregation of duties and accountabilities of controls;

(ii)
An absence of a written code of conduct to communicate the ethical behavior and integrity values to employees and a lack of anti-fraud or whistle-blower program to allow employees to report any irregular events, transactions, activities and behaviors; and

(iii)	Lack of formal policies and procedures for key business processes to provide guidelines for the operation of key business activities.

2.
Insufficient number of independent non-executive directors on our board of directors.  In addition, we have yet to establish an audit committee, compensation committee, nominating committee and corporate governance committee.  In the absence of an audit committee and an internal audit function, the board of directors is not able to exercise oversight responsibility related to financial reporting and related internal controls.

The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting.  The material weaknesses in the control environment listed above, together with the limitation of the board of directors to exercise oversight responsibility over the internal controls over financial reporting, contributed to the material weakness listed below.

3.
Insufficient number of finance personnel with an appropriate level of knowledge, expertise and training in the application of U.S. GAAP and in internal controls over financial reporting commensurate with our reporting requirements which resulted in a significant number and magnitude of out-of-period adjustments to our consolidated financial statements and in previously reported restatements, including the accounts of construction-in-progress, revenues, interest income, cost of revenues, general and administrative expenses, interest expenses, income tax and accrued expenses.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Plan for Remediation of Material Weaknesses

To remedy the material weaknesses identified by our management, we have implemented or plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

To remedy the first material weakness, we have: (i) put into writing our code of conduct for our employees; (ii) established an anti-fraud hotline and notified our employees of such hotline; (iii) reviewed and reorganized our organizational structure, clarified the responsibilities of personnel in different positions and departments at the hydropower plant level and clarified the responsibilities of personnel in most key positions and departments at our headquarters; and (iv) begun to establish formal policies and procedures as well as documentation of internal controls to provide guidance for the business operations. In addition, we plan to: (i) hold regular meetings and conduct training sessions to convey our code of conduct to employees; (ii) promote our anti-fraud practices by establishing an internal and external reporting and processing system; and (iii) implement the revised organizational structure and allocation of responsibilities, which are currently being reviewed by our management.

To remedy the second material weakness, we have: (i) determined to establish the audit committee, compensation committee, nominating committee and corporate governance committee; (ii) drafted the charters of the audit committee; and (iii) determined the number of audit committee members and established the criteria to determine their competence.  In addition, we plan to: (i) recruit additional independent non-executive directors; and (ii) employ additional personnel to perform internal auditing.

To remedy the third material weakness, we have: (i) revised the accounting policies for financial closing and reporting procedures; and (ii) engaged an independent consultant to provide suggestions on material accounting treatments. In addition, we plan to: (i) strengthen the training of existing finance personnel; (ii) establish a checklist for disclosure and account closing; (iii) employ additional finance personnel to ensure the proper allocation of responsibilities and segregation of duties; and (iv) employ competent U.S. registered accountants to ensure that financial statement disclosures are in accordance with U.S. GAAP.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors and Executive Officers	Age	Position

Guosheng Xu	44	Chairman of the Board and Chief Executive Officer
Huizhou Cheng	63	Vice Chairman of the Board and Chief Technical Officer
Hong Zhu	45	Director and President
Heung Sang Fong	51	Independent Director

All our directors hold office until the next annual meeting of our stockholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Guosheng Xu, aged 44, is the founder of Zhaoheng Holdings and he has served as Chairman and Chief Executive Officer of Zhaoheng Hydropower Company since May 13, 2008. Prior to founding the Company in 1994, Mr. Xu was a senior manager at two large state-owned enterprises. He has founded and developed a number of corporate enterprises that engage in specialty steel trading, digital television technology and hydropower in less than a decade and each business continues to thrive. In addition to managing his companies, Mr. Xu is also the Vice Chairman of Shenzhen Entrepreneurs Society and an Adjunct Professor at Wuhan Polytechnic University. Mr. Xu received his Bachelor’s degree in Management from Shenzhen University and Executive MBA degree from The Hong Kong University of Science & Technology.

Huizhou Cheng, aged 63, has served as Vice Chairman and Chief Technical Officer of Zhaoheng Hydropower Company since May 13, 2008. Mr. Cheng is also a Senior Engineer and an expert panel member of China’s National Energy Leadership Team recognized by the State Council. Mr. Cheng, regarded widely in the industry as one of China’s most experienced professionals in the hydropower sector, has formulated important national renewable energy policies and led the development and modernization of the country’s small- to medium-sized hydropower plants.

Prior to joining the Company, Mr. Cheng served as Director-General of the Department of Hydropower, the Department of Planning and Programming, the Department of Finance and Economics and the Department of Irrigation, Drainage and Rural Water Supply at the Ministry of Water Resources from 1991 to 2006. Prior to assuming his role in the PRC government, Mr. Cheng spent over ten years designing, testing and constructing important national hydropower projects, and over ten years in the general management of small- to medium-sized hydropower plants. He was also chairman or director of a number of hydropower companies, including Han Jian Group and China Water Investment Group. Mr. Cheng holds a Bachelor’s degree in Industrial Automation from the Huazhong University of Science and Technology and a Master’s degree in Economics from the Party School of the Central Committee.

Hong Zhu, aged 45, has served as President and a director of Zhaoheng Hydropower Company since May 13, 2008 and is primarily responsible for plant management and operation. He is also a delegate of People’s Congress in Hunan Province. Before joining the Company, he was a manager of Daye Special Steel Co., Ltd. Mr. Zhu has previously held various roles within the Company and its affiliated companies and has been focusing on the development and operation of the hydropower business since 2003. Mr. Zhu has been a director of Zhaoheng Industrial, an affiliated company, since 2000, chairman of the board of Hunan Sanjiang, our subsidiary, since 2004, and chairman of the board of Hunan Zhaoheng, our subsidiary, since 2003.

Heung Sang Fong, aged 51, has served as independent director of our Company since September 2008. Mr. Fong has served as the Chief Financial Officer of Apollo Solar Energy, Inc. (OTCBB: ASOE) since February 2, 2009. From December 2006 to January 2009, he served as the executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI). From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises PRC clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a PRC company that engaged in Code Division Multiple Access chip and cell phone design. Mr. Fong is a U.S. certified public accountant and has held various positions in such capacity with accounting firms in the United States and Hong Kong, including Deloitte and Touche, Ernst and Young, and KPMG Peat Marwick. Mr. Fong also currently serves as an independent director and audit committee member of a Hong Kong public company, Universal Technology Inc. (HK: 8091). Mr. Fong also serves as a director and audit committee chairman, for each of Diguang International Development Co., Ltd. (OTCBB: DGNG) and Kandi Technology Corp. (NASDAQ-CM: KNDI), both U.S. publicly-traded companies. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors and executive officers (including those of our subsidiaries) has:

•
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended or vacated; or

•
been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Board Composition and Committees

Our board of directors currently consists of four members: Guosheng Xu, Huizhou Cheng, Hong Zhu and Heung Sang Fong. Mr. Fong is “independent” as that term is defined by SEC rules.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Mr. Fong is an audit committee financial expert defined by SEC rules.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).  Based upon our review of the Forms 3, 4 and 5 submitted by these reporting persons, during the year ended December 31, 2008, Huizhou Cheng and Hong Zhu did not file the Initial Statement of Beneficial Ownership on Form 3 timely on one occasion with respect to the share exchange or “reverse acquisition” transaction which took place on May 13, 2008, when they became directors of our Company, and Heung Sang Fong did not timely file a Form 3 with respect to his appointment as independent director of our Company on September 1, 2008.  None of these three directors owns share in our common stock, and all three of them have filed Form 3 as of the date of this Annual Report.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our directors, officers and employees.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report. Our Code of Ethics will also be posted on our corporate website at  http://www.zhaohenghydropower.com/en/Investors_inside.asp?id=300&menuid=75&menuidd=67.

ITEM 11.	EXECUTIVE COMPENSATION

Background

We had no officers or directors whose total annual salary and bonus in 2008 and 2007 exceeded $100,000 with the exception of Mr. Xu. Mr. Xu was appointed chairman of the board and Chief Executive Officer on May 13, 2008. The compensation amounts paid to Mr. Xu reflect compensation paid to him by the operating subsidiaries of Zhaoheng Hydropower Company and its subsidiaries during the reported periods.

Our board of directors has historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to executive officers in similar positions and with similar responsibilities, and contributions made by the executive officers to our success.  Our board of directors, or the compensation committee when it is established, will measure the performance of each of the named executive officers on an annual basis based criteria such as job characteristics, management skills, related experience, personal performance and overall corporate performance.

Our board of directors has not yet adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  As our board of directors grows, our board of directors may decide to form a compensation committee to oversee our executive compensation plans, policies and programs.

Elements of Compensation

We compensate our executive officers for their services rendered during the year solely with a base salary. Our base salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution.  We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning. Such factors were considered when the compensation packages under the employment agreements were created and approved.

Base Salary

The annual base salary for Mr. Guosheng Xu for the years ended December 31, 2008 and 2007 was RMB690,000 and RMB260,000, respectively. Guosheng Xu received salaries from Zhaoheng Industrial and Zhaoheng Holdings Limited, two of our related companies. No compensation was paid to Guosheng Xu by our Company.

Discretionary Annual Bonus

We do not provide our executive officers with any discretionary bonuses at this time.

Equity Incentive Plan

We have not adopted an established equity based incentive plan and have not granted stock based awards as a component of compensation. We may in the future adopt and establish such a program to motivate our management team if our board of directors determines that it is in the best interests of our Company to do so.

Retirement Benefits

We do not provide our executive officers with any retirement benefits at this time.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits.  Our board of directors does not view perquisites as a significant or necessary element of our executive’s compensation.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name	Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options and SARs (#)	LTIP Payouts

Guosheng Xu(1)	President, CEO	2008	RMB690,000	—	—	—	—	—
		2007	RMB260,000	—	—	—	—	—
Changbing Huang	Vice President of Finance	2008	RMB105,000	—	—	—	—	—

(1)	Guosheng Xu received salaries from Zhaoheng Industrial and Zhaoheng Holdings Limited, two of our related companies. No compensation was paid to Guosheng Xu by our Company.

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.

BONUSES AND DEFERRED COMPENSATION

We do not have an incentive bonus plan at this time.

We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options to our named executive officers or directors in the year ended December 31, 2008.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our corporate charter provides for the indemnification of each present and future director, officer, employee or agent of our Company who becomes a party or is threatened to be made a party to any suit or proceeding by reason of the fact that he is or was a director, officer, employee or agent of our Company, or is or was serving at the request of our Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses actually and reasonably incurred by him in connection with any action, suit or proceeding or settlement, provided such director, officer, employee or agent acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of our Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or entity known to us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) our Chief Executive Officer and each other executive officer and (iv) all executive officers and directors as a group.

As of the date of this report, we have outstanding 71,692,999 shares of common stock.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on December 31, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person, and (b) the denominator is the total shares of that class outstanding on December 31, 2008. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the addresses of the beneficial owners listed in the table is:

F/19, Unit A, Jinfengcheng Building
5015 East Shennan Road
Shenzhen, PRC 518015

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1)	Percent of Class (2)

5% or Greater Stockholders:
Embedded Internet Solutions Limited	Common Stock	70,259,140 Shares	98%

Directors and Named Executive Officers:
Guosheng Xu (3)	Common Stock	70,259,140 Shares	98%

All directors and executive officers as a group (1 person)	Common Stock	70,259,140 Shares	98%

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Based upon 71,692,999 shares of Common Stock outstanding as of December 31, 2008.

(3)	Mr. Xu is the sole stockholder of Embedded Internet.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Equity Transfer Agreement

In December 2007, Hunan Sanjiang, one of our subsidiaries, entered into an equity transfer agreement to transfer its 100% interest in Hunan Jiuli to Zhaoheng Industrial, an affiliate of our Company. All relevant procedures were completed in April 2008. As a result, Hunan Jiuli was not our subsidiary as of June 30, 2008.

In April 2009, Hunan Zhaoheng, one of our subsidiaries, entered into an equity transfer agreement to transfer its 100% equity interest in Jingrong to Shenzhen Zhaoheng, also one of our subsidiaries.

Share Exchange Agreement

On May 13, 2008, we entered into an Share Exchange Agreement with Guosheng Xu, the sole existing holder of all of the outstanding capital stock of Zhaoheng BVI.

Pursuant to the Share Exchange Agreement, we issued an aggregate of 69,686,970 shares of Common Stock to Embedded Internet, which is wholly-owned by Guosheng Xu, in exchange for all of the shares of common stock of Zhaoheng BVI.  Contemporaneously with the closing of the Share Exchange, certain holders of our Common Stock completed a sale of approximately 572,170 shares of Common Stock owned by them to Embedded Internet pursuant to a stock purchase agreement.  As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet now owns shares of our Common Stock constituting approximately 98% of our issued and outstanding capital stock.

Upon the consummation of the Share Exchange Agreement, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act , and Zhaoheng BVI is now a wholly-owned subsidiary of our Company, and Zhaoheng HK is now an indirectly wholly-owned subsidiary of our Company in Hong Kong.

Power Purchase Agreement

In January 2008, Hunan Sanjiang, one of our subsidiaries, entered into a power purchase agreement with Hunan Jiuli, a related party. Pursuant to the agreement, Hunan Sanjiang agreed to sell not more than 40 million kWh of electricity to Hunan Jiuli at RMB0.35/kWh from January 1, 2008 to December 31, 2008. For the year ended December 31, 2008, total sales of electricity to Hunan Jiuli amounted to approximately RMB13,196,299, or approximately $1,895,407.

Loan Repayment Agreement

As of December 31, 2007, Zhaoheng Industrial, a related company of us, owed Hunan Sanjiang and Hunan Zhaoheng, two of our subsidiaries, RMB34,794,580, or approximately $4,567,896, and RMB244,745,383, or approximately $32,130,623, respectively. On January 31, 2008, Hunan Sanjiang and Hunan Zhaoheng, entered into loan repayment agreements with Zhaoheng Industrial. Pursuant to the agreements, Zhaoheng Industrial agreed to repay the loans by December 2008, and to pay interest to Hunan Sanjiang and Hunan Zhaoheng at a rate of 7.47%, or 120% of the benchmark rate of the People’s Bank of China, on the outstanding balance on a quarterly basis.

Our board of directors reviews and approves related party transactions based on their fiduciary duties under Nevada state law and based on the best interests of our Company.

Director Independence

As of December 31, 2008, the board of directors consisted of four (4) members: Mr. Guosheng Xu, Mr. Huizhou Cheng, Mr. Hong Zhu and Mr. Heung Sang Fong.  Mr. Fong is the only independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees incurred for services rendered by Sherb CPA, our current auditor, and Schumacher & Associates Inc., our former auditor.

Audit Fees

The aggregate fees billed for professional services rendered by Sherb CPA, our current auditor, for the audit of our annual financial statements included in this Annual Report on Form 10-K and review of our financial statements in our third quarterly report on Form 10-Q was $130,000 for the year ended December 31, 2008.

The aggregate fees billed for professional services rendered by Schumacher & Associates Inc., our former auditor, for the audit of our annual financial statements and review of our financial statements included in our quarterly reports was $19,500 for the year ended December 31, 2007.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor for the years ended December 31, 2007 and 2008.  There were no audit-related fees billed by our former auditor for the years ended March 31, 2007 and 2008.

Tax Fees

Our current and former principal auditors did not render any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2007 and 2008.

All Other Fees

There were no other aggregate fees billed for the years ended December 31, 2007 and 2008 for products or services rendered by our current or former principal auditors, except as disclosed above.

Pre-Approval Policies and Procedures

Our board of directors currently performs the duties of an audit committee.  Our board of directors pre-approved all audit and non-audit services rendered by the independent auditor for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and notes thereto are listed in the Index to Financial Statements on page F-1 of this Annual Report.

Exhibit Index

Exhibit No.	Description

2.1
English translation of Share Exchange Agreement, dated May 13, 2008, among the Registrant, Zhaoheng Investment Limited (BVI) and Guosheng Xu [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

2.2
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Zhaoheng Hydropower Co., Ltd., dated April 25, 2008, between Zhaoheng Holdings Limited and Zhaoheng Hydropower (Hong Kong) Limited.*

2.3
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Sanjiang Electric Power Co., Ltd., dated April 25, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd.*

2.4
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Sanjiang Electric Power Co., Ltd., dated April 25, 2008, between Zhaoheng Holdings Limited and Zhaoheng Hydropower (Hong Kong) Limited.*

2.5
English translation of Equity Transfer Agreement of Jingrong Industrial Development Co., Ltd., dated April 10, 2009, between Hunan Zhaoheng Hydropower Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd.*

10.1	English translation of Loan Repayment Agreement, dated January 31, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Hunan Zhaoheng Hydropower Co., Ltd.*

10.2	English translation of Loan Repayment Agreement, dated January 31, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Hunan Sanjiang Electric Power Co., Ltd.*

10.3
English translation of Common Stock Purchase Agreement, dated May 13, 2008, among Michael Friess, Sanford Schwartz and Embedded Internet Solutions Limited [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

10.4
English translation of Securities Escrow Agreement, dated May 13, 2008, among the Registrant, Zhaoheng Investment Limited (BVI), Michael Friess, Sanford Schwartz and Kramer Levin Naftalis & Frankel LLP [incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

10.5
English translation of Equity Transfer Agreement of Jingrong Industrial Development Co., Ltd., dated June 15, 2008, between Wu Huimin, Liu Jian-Hua, Xu Jin-Gen, Ye Huajie and Mei Xiangdong and Hunan Zhaoheng Hydropower Co., Ltd.  [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 20, 2008 in commission file number 000-52786].

_________________________
* filed herewith

Exhibit No.	Description

10.6
English translation of Warranty, dated June 17, 2008, among Hunan Zhaoheng Hydropower Co., Ltd., Wu Huimin, Liu Jian-Hua, Xu Jin-Gen, Ye Huajie and Mei Xiangdongand and Huimin Hydropower Development Co., Ltd. (as guarantor) [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on June 20, 2008 in commission file number 000-52786].

10.7
English translation of Equity Transfer Agreement of Hubei Minyuan Huohe Hydropower Development Co. Ltd., dated November 25, 2008, between Hubei Minyuan Power Industrial Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 2, 2008 in commission file number 000-52786].

10.8
English translation of Equity Transfer Agreement of Hubei Minyuan Huohe Hydropower Development Co. Ltd., dated November 25, 2008, between Shiyan Juhong Power Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on December 2, 2008 in commission file number 000-52786].

10.9
English translation of Baishadu Hydropower Station Development Agreement, dated December 3, 2008, among Hunan Sanjiang Electric Power Co., Ltd., Hunan Zhaoheng Hydropower Co., Ltd., and Shimen County Government of Hunan Province.*

10.10
English translation of Huanghugang Hydropower Station Development Agreement, dated December 3, 2008, among Hunan Sanjiang Electric Power Co., Ltd., Hunan Zhaoheng Hydropower Co., Ltd., and Shimen County Government of Hunan Province.*

10.11
English translation of Equity Transfer Agreement of Hubei Hongping Power Generation Co., Ltd., dated January 12, 2009, between Hubei Minyuan Power Industrial Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 12, 2009 in commission file number 000-52786].

10.12
English translation of Equity Transfer Agreement of Hubei Hongping Power Generation Co., Ltd., dated January 12, 2009, between Shiyan Juhong Power Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on January 12, 2009 in commission file number 000-52786].

14	Code of Ethics*

16	Letter from Auditor, dated April 14, 2009*

21	List of Subsidiaries of the Registrant*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Vice President of Finance pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

_________________________
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHAOHENG HYDROPOWER COMPANY

Date: April 15, 2009	By:	/s/ Guosheng Xu
Guosheng Xu
Chairman of the Board, Director, and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Guosheng Xu	Chairman of the Board and	April 15 , 2009
Guosheng Xu	Chief Executive Officer

/s/ Changbing Huang	Vice President of Finance	April 15 , 2009
Changbing Huang

/s/ Huizhou Cheng	Vice Chairman of the Board	April 15 , 2009
Huizhou Cheng

/s/ Hong Zhu	President and Director	April 15 , 2009
Hong Zhu

/s/ Heung Sang Fong	Independent Director	April 15 , 2009
Heung Sang Fong

ZHAOHENG HYDROPOWER COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
Zhaoheng Hydropower Company and Subsidiaries
Shenzhen, China

We have audited the accompanying consolidated balance sheets of Zhaoheng Hydropower Company and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhaoheng Hydropower Company and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 10, 2009

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS		(restated)
Current Assets:
Cash and cash equivalent	$5,804,797	$994,719
Notes receivable	-	202,349
Accounts receivable, net of allowance for doubtful accounts $309,561 and $307,090 respectively	4,214,919	1,915,471
Dividend receivable from investment	-	71,460
Other receivables	50,751	145,075
Prepaid expenses and other current assets	196,507	85,971
Total current assets	10,266,974	3,415,045

Long-term investment	571,912	535,951
Property, plant and equipment, net of accumulated depreciation of $41,288,337 and $34,380,646 respectively	75,152,685	30,634,626
Due from related parties	5,245,481	17,529,838
Other assets	325,678	175,886
Construction in progress	1,173,415	28,490,705
Property use rights, net of accumulated amortization of $192,116 and $153,566 respectively	1,220,157	1,169,905
Total assets	$93,956,302	$81,951,956

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$72,483	$42,729
Other payables	2,427,345	1,739,867
Salary payable	219,048	98,034
Taxes payable	841,318	157,525
Interest payable	143,598	-
Due to related parties	259,503	65,465
Total current liabilities	3,963,295	2,103,620

Loans payable-long term	63,172,945	60,567,944

Minority interest	195,384	-

Stockholders' Equity:
Preferred Stock: $.001 par value; 20,000,000 authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Common Stock: $.001 par value, 780,000,000 authorized, 71,692,999 issued
and outstanding at December 31, 2008 and 2007, respectively	71,693	71,693
Additional paid-in capital	15,371,094	15,371,094
Statutory surplus reserve	666,952	666,952
Retained earnings	6,621,983	628,704
Accumulated other comprehensive income	3,892,956	2,541,949
Total stockholders' equity	26,624,678	19,280,392
Total liabilities and stockholders' equity	$93,956,302	$81,951,956

See notes to audited consolidated financial statements

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007
		（restated）

Revenues	$13,485,497	$9,283,035
Cost of revenues	3,474,015	1,852,698
Gross profit	10,011,482	7,430,337

Operating expenses:
Selling , general and administrative expenses	1,779,500	1,269,881
Operating income	8,231,982	$6,160,456

Other income (expenses):
Interest income	2,084,299	35,541
Interest expense	(4,093,301)	(986,187)
Non-operating income	3,998	282,242
Loss on disposition of fixed assets	(62,580)	-
Non-operating expense	(31,327)	(3,165)
Other income	57,088	13,267
Other expense	-	(75,040)
Disposal of subsidiary	100,502	-
Dividend income from investment	117,687	66,842
Total other income (expenses)	(1,823,634)	(666,500)
Income before income taxes	6,408,348	$5,493,956
Income taxes	418,255	412,959
Income before minority interest	5,990,093	5,080,997
Minority interest (loss) income	(3,186)	745,142
Net income	$5,993,279	4,335,855
Unrealized foreign currency translation	1,351,007	1,459,337

Comprehensive income	$7,344,286	$5,795,192

Net income per common share- basic and diluted	$0.08	$0.06

Weighted average number of shares
outstanding-basic and diluted	71,692,999	71,692,999

See notes to audited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
				Statutory		Other
	Common Stock		Additional	Surplus	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	69,686,970	$69,687	$16,781,708	$666,952	$490,961	$1,082,612	$19,091,920

Recapitalization of reverse acquisition	2,006,029	2,006	(43,888)	-	-	-	(41,882)
Interest forgiveness to related party	-	-	(1,366,726)	-	-	-	(1,366,726)
Dividends	-	-	-	-	(2,617,760)	-	(2,617,760)
Deemed dividends for minority interest purchase	-	-	-	-	(1,580,352)	-	(1,580,352)
Comprehensive income:
Net income	-	-	-	-	4,335,855	-	4,335,855
Unrealized foreign currency translation	-	-	-	-	-	1,459,337	1,459,337
Subtotal							5,795,192

Balance, December 31, 2007	71,692,999	71,693	15,371,094	666,952	628,704	2,541,949	19,280,392

Comprehensive income:
Net income	-	-	-	-	5,993,279	-	5,993,279
Unrealized foreign currency translation	-	-	-	-	-	1,351,007	1,351,007
Subtotal							7,344,286

Balance, December 31, 2008	71,692,999	$71,693	$15,371,094	$666,952	$6,621,983	$3,892,956	$26,624,678

See notes to audited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
		（restated）
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,993,279	$4,335,855
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,032,203	992,996
Minority interest	(3,186)	745,142
Loss on disposition of fix assets	62,580	-
Gain from sale of Hunan Juili subsidiary	(100,502)	-
Interest forgiveness to related party	-	(1,366,726)
Deemed dividends for minority interest purchase	-	(1,580,352)
Recapitalization of reverse acquisition	-	(41,882)
Changes in operating assets and liabilities:
Notes receivable	-	(112,806)
Accounts receivable	(1,678,592)	2,631,204
Dividend receivable from investment	71,460	(71,460)
Other receivables	86,839	34,297
Prepaid expense and other current assets	(115,847)	2,953,444
Other assets	(123,042)	698,740
Long-term deferred expense	(18,191)	-
Accounts payable and accrued expenses	(392,187)	(705,729)
Other payables	(2,968,726)	(570,015)
Salary payable	167,643	(96,454)
Taxes payable	669,846	120,722
Interest payable	143,598	-
Dividend payable	-	(486,905)
Total adjustments	(2,166,104)	3,144,216
Net cash provided by operating activities	3,827,175	7,480,071

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	(9,927,535)	(8,655,868)
Due to related parties	14,368,521	65,414
Acquisition of minority interests	-	(6,675,347)
Acquisition of Hubei subsidiary	(2,675,025)	-
Acquisition of Guizhou subsidiary	(2,693,961)	-
Cash of subsidiaries on date of acquisition	4,346,502	-
Proceeds from sale of Juili subsidiary	1,782,584	-
Purchase of intangible assets	(19,612)	(31,009)
Purchase of property, plant and equipment	(113,169)	(225,806)
Construction in progress	(6,749,179)	(15,659,113)
Net cash used in investing activities	(1,680,874)	(31,181,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in capital	-	-
Dividend paid	-	(2,617,760)
Repayment of current portion of long-term loans	(1,436,317)	-
Proceeds from long-term loans	-	21,398,939
Net cash (used in) provided by financing activities	(1,436,317)	18,781,179

NET DECREASE IN CASH	709,984	(4,920,479)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,100,094	1,095,432

CASH, BEGINNING OF YEAR	994,719	4,819,766

CASH, END OF PERIOD	$5,804,797	$994,719

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest paid	$3,966,166	$986,187
Income tax paid	$534,855	$412,959
See notes to audited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business and Organization

Zhaoheng Hydropower Company, a Nevada corporation formerly known as Certified Technologies Corporation (“Certified”), and its subsidiaries are referred to in this report as the "Company", “we”, “us”, “our”, or “Zhaoheng Hydropower”.  Zhaoheng Investment Limited, a British Virgin Island corporation and a wholly owned subsidiary of Zhaoheng Hydropower Company is referred to in this report as “Zhaoheng BVI”.  Zhaoheng Hydropower (Hong Kong) Limited, a Hong Kong corporation and a wholly owned subsidiary of Zhaoheng BVI is referred to in this report as “Zhaoheng HK”.

On May 13, 2008, Zhaoheng BVI entered into a share exchange agreement (the “Share Exchange Agreement”) with Certified resulting in a change of control of Certified. Pursuant to the Share Exchange Agreement,  Certified issued an aggregate of 69,686,970 shares of common stock, par value $0.001 (the “Common Stock”), to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly owned by Guosheng Xu, the Company’s current Chief Executive Officer and Chairman of Board of Directors, in exchange for all of the common stocks of Zhaoheng BVI (the “Share Exchange”). The Share Exchange has been accounted for as a reverse acquisition and accordingly the Share Exchange has been treated as a recapitalization of Zhaoheng BVI, with Zhaoheng BVI as the acquirer.  On July 17, 2008,  Certified reincorporated in the State of Nevada and changed the name to Zhaoheng Hydropower Company.

Contemporaneously with the closing of the Share Exchange, some shareholders of Certified also transferred approximately 572,170 shares of common stock to Embedded Internet pursuant to a stock purchase agreement (“Stock Purchase”). As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet owns approximately 98% interest of the Company’s outstanding common stocks.  Certified had four judgments on file prior to March 31, 2008. As of March 31, 2008 one of those judgments was paid in full, the other three were paid in May 2008. Management is unaware of any other judgments against Certified.

The Company is the sole stockholder of Zhaoheng BVI.  Zhaoheng BVI owns 100% of Zhaoheng HK, which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Zhaoheng HK is a holding company of the following four operating companies in November 2007 (collectively, the “Operating Entities”): (1) Shenzhen Zhaoheng Hydropower Co., Ltd., (“Shenzhen Zhaoheng”) (2) Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), (3) Hunan Sanjiang Electric Power Co., Ltd., (“Hunan Sanjiang”) and (4) Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Juili”), all of which are limited liability companies headquartered in, and organized under the laws of the PRC.

In December 2007, the Company entered into an equity transfer agreement to transfer its 100% interest in Hunan Juili to related party, Shenzhen Zhaoheng Industrial Co., Ltd., for a consideration of $1,782,584 (RMB 13,038,000). All relevant procedures were completed in April 2008. As a result, the income from disposal of subsidiary was $100,502 and Hunan Jiuli is not one of the subsidiaries of the Company since January 1, 2008. The statement of operations as of December 31, 2008 does not include the operation results of Hunan Juili.

On June 15, 2008, the Company entered into an acquisition agreement with Guizhou Jingrong Industrial Development Co., Ltd (“Jingrong”), located in Rongjiang County, Guizhou Province, China. This acquisition was undertaken to allow Jingrong to become one of fully owned subsidiaries of the Company and to diversify operations, improve financial condition and increase shareholder value.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In November 2008, the Company acquired 88% equity interest of Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Hubei Huohe”) for $2,675,025 from third parties, which operates Huohe Cascade II and Huohe Cascade III hydropower stations.

As of December 31, 2008, the Company owned five hydropower stations (Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Yongfu Hydropower Station, Hubei Huohe Cascade II and Huohe Cascade III hydropower stations) and other relevant operating assets located in the PRC.

In 2008, the Company recapitalized the Company to give effect to the Share Exchange.  Under generally accepted accounting principles, the acquisition by the Company of Zhaoheng BVI is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Zhaoheng BVI of the Company, then known as Certified Technologies Corporation, with the issuance of stock by Zhaoheng BVI for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Zhaoheng BVI.  Since Zhaoheng BVI and Zhaoheng HK did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of the Operating Entities.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the 69,686,970 shares of common stock issued to the former Zhaoheng BVI stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.  As a result of the transaction effected by the Share Exchange, the Company’s business has become the business of the Operating Entities.

We are engaged in the generation and supply of hydropower in Southwestern and Midwestern China. We focus on small- to medium-sized hydropower plants and aim to become a leader in the Company’s industry.

Zhaoheng Hydropower is a hydroelectricity provider which generates and supplies electricity through hydropower plants in Southwestern and Midwestern of the PRC. We also acquire controlling interest of Chinese hydropower plants which we consolidate as either the Company’s wholly or majority owned subsidiaries.  Through this ownership control, we can expand the Company’s operation to other local area in China through the existing long-term electricity supply agreements and existing hydropower plant and equipments. The Company’s investments in the PRC adhere to the rules and regulations governing foreign investment in China.

Restatement of Financial Statements

Certain reclassifications have been made to the prior year to conform to the current year presentation.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

During the process of preparing the financial statements for the year ended December 31, 2008, management determined that certain significant accounting errors had been made in prior year. These financial statements for the year ended December 31, 2007 have been restated to account for these changes.

The corrections of errors included in these financials are:

	Effect as of December 31, 2007 on additional paid in capital	Effect in prior years on additional paid in capital	Cumulative effect on additional paid in capital
Understated interest forgiveness to related parties	$1,366,726	$2,598,424	$3,965,150

	Effect as of December 31, 2007 on construction in progress	Effect in prior years on construction in progress	Cumulative effect on construction in progress
Capitalization of interest expense in construction in progress which should have been charged to operations when incurred	$(1,366,726)	$(2,598,424)	$(3,965,150)

Components of the effect of this change on the consolidated balance sheets are as follows:

	As Filed Year ended December 31, 2007	Adjustment to Restate	Restated Year ended December 31, 2007
Total current assets	$3,415,045	$-	$3,415,045

Long-term investment	535,951	-	535,951
Property, plant and equipment, net	30,634,626	-	30,634,626
Due from related parties	17,529,838	-	17,529,838
Other assets	175,886	-	175,886
Construction in progress	32,459,855	(3,965,150)	28,490,705
Property use right, net	1,169,905	-	1,169,905
Total assets	$85,921,106	$(3,965,150)	$81,951,956

Total liabilities	62,671,564	-	62,671,564

Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	71,693	-	71,693
Additional paid in capital	19,336,244	(3,965,150)	15,371,094
Statutory surplus reserve	666,952	-	666,952
Retained earnings	628,704	-	628,704
Accumulated other comprehensive income	2,541,949	-	2,541,949
Total stock holders’ equity	23,245,542	(3,965,150)	19,280,392
Total liabilities and stockholders’ equity	$85,921,106	$(3,965,150)	$81,951,956

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Basis of Presentation

The consolidated financial statements include Zhaoheng Hydropower Company and all its subsidiaries, including those operating outside the United States of America.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s year end is December 31. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”.  The Company’s consolidated statements include the financial statements of the Company and its controlled entities, including wholly owned subsidiaries, Zhaoheng BVI and Zhaoheng HK, as well as the financial statements of Shenzhen Zhaoheng, Hunan Zhaoheng, Hunan Sanjiang, Jingrong, and Hubei Huohe.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In November 2007, Guosheng Xu, the sole shareholder of Zhaoheng BVI, combined his equity interests in the following four operating companies (collectively, the “Operating Entities”): (1) Shenzhen Zhaoheng Hydropower Co., Ltd., (“Shenzhen Zhaoheng”) (2) Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), (3) Hunan Sanjiang Electric Power Co., Ltd., (“Hunan Sanjiang”) and (4) Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Juili”), each incorporated under laws of the PRC, and injected them into the Company in December 2007. This combination of ownership is collectively referred to as “Capital Injection”.

Hereafter, Zhaoheng BVI, Zhaoheng HK, the Operating Entities, Zhaoheng Hydropower Company, and any subsequent acquisition to the Capital Injection are referred to as the “Company”, unless specific reference is given to a specific company. All assets and liabilities are recorded at their historical costs.

In December 2007, one of the Company’s subsidiaries Hunan Sanjiang entered into an equity transfer agreement to transfer its 100% interest in Hunan Juili to related party, Shenzhen Zhaoheng Industrial Co., Ltd., for a consideration of $1,782,584 (RMB 13,038,000). All relevant procedures were completed in April 2008. As a result, the income from disposal of subsidiary was $100,502 and Hunan Jiuli is not one of the subsidiaries of the Company since January 1, 2008. The statement of operations as of December 31, 2008 does not include the operation results of Hunan Juili.

On June 15, 2008, the Company acquired Jingrong in Rongjiang County, Guizhou Province, China. The acquisition was undertaken to allow the Company to diversify operations, improve financial condition and increase shareholder value.

The Company uses the purchase method to account for qualifying business combinations. Under the purchase method, the assets and liabilities of acquired entities are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as an intangible asset. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, identified intangible assets are amortized over their estimated useful lives. The equity consideration for acquisition of Jingrong was initially estimated at $2,334,335 and the amount was paid on June 30, 2008. Based on the acquisition agreement, the Company may have contingency payments for assumed liabilities or potential liabilities of Jingrong. On September 30, 2008, the final acquisition cost for Jingrong of $2,693,961 was paid. The Company had paid the difference of initial estimate and final cost by September 30, 2008. The total acquisition cost for Jingrong acquisition was $430,659 higher than the net book value, but lower than the appraisal value assessed by Jones Lang LaSalle Sallmanns Limited. The excess cost of $430,659 was allocated to the acquired identified assets and amortized through the useful lives of the allocated identified assets.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In November 2008, the Company acquired 88% equity interest of Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Hubei Huohe”) from third parties, which operates Huohe Cascade II and Huohe Cascade III hydropower stations, for $2,675,025. The total cost the Company paid for Hubei Huohe acquisition was $1,143,701 higher than the net book value of Hubei Huohe, $3,818,726, but lower than the appraisal value assessed by Jones Lang LaSalle Sallmanns Limited. The excess cost of $1,143,701 was allocated to the acquired identified assets and amortized through the useful lives of the allocated identified assets.

As of December 31, 2008, the Company, by virtue of their ownership structure, owns five hydropower stations (Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Yongfu Hydropower Station, Hubei Huohe Cascade II and Huohe Cascade III hydropower stations) and other relevant operating assets located in the PRC.

On April 10, 2009, two of the Company’s subsidiaries, Shenzhen Zhaoheng and Hunan Zhaoheng, entered into an equity transfer agreement (“Transfer Agreement”). Pursuant to Transfer Agreement, Hunan Zhaoheng transferred 100% interest of Jingrong to Shenzhen Zhaoheng.  Jingrong owns Yongfu Hydropower Station which is located in Rongjiang County of Guizhou Province in China.  The total installed capacity of Jingrong is 7.5MW.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the useful life of property, plant and equipment, and property use right, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, accruals for taxes due.

Fair Value of Financial Instruments

The Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, notes receivables, loans payable-long term, accounts payable and accrued expenses, and amounts due from/to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank.  Balances in banks in the PRC are uninsured.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. Total cash in state-owned banks at December 31, 2008 and 2007 amounted to $5,804,797 and $994,719 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentrations of Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  At December 31, 2008 and 2007, the Company’s bank deposits by geographic area were as follows:

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

	December 31,
Country:	2008		2007
United States	$-	0.0%	$26	0.0%
China	5,804,797	100.0%	994,693	100.0%
Total cash and cash equivalents	$5,804,797	100.0%	$994,719	100.0%

Notes Receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. Historically, the Company has experienced no losses on notes receivable. The Company‘s notes receivable totaled $0 and $202,349 at December 31, 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2008 and 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $4,214, 919 and $1,915,471, respectively.

Long-term Investment

Long-term investment is carried at cost. Dividends received are included in dividend income. Dividends received in excess of the Company’s proportionate share of accumulated earnings of an investment are recorded as a reduction of the cost of the investment. There were no reductions in excess of the investment cost for the years ended December 31, 2008 and 2007.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Property and equipment have a residual value of 10% of actual cost. The estimated lives used in determining depreciation are:

Classification	Useful Years
Dams	50 years
Buildings	20 -50 years
Machine equipment	10-30 years
Electronic and other equipment	3-10 years

Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Construction in Progress

Construction in progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and ready for their intended use.

For the Hunan Zhaoheng Hydropower Station construction, the Company separated it to two projects, central unit project and auxiliary project. The central unit project mainly included the constructions of buildings, plant and equipment. The auxiliary project was for landscaping and environment decoration of the station. The central unit project was completed for operation in April 2008 and the auxiliary project was expecting to be finished in 2009.

As of December 31, 2008, construction in progress consists of the auxiliary project of the Hunan Zhaoheng Hydropower Station and Jingrong’s expansion project which the Company is planning to expand its hydropower station for more electricity generation and supply.

As of December 31, 2007, construction in progress consists of the central unit and auxiliary projects of the Hunan Zhaoheng Hydropower Station that have not been completed and become operational. In April 2008, the central unit project was completed and started to test operations. The central unit of the station was transferred to property, plant and equipment in July 2008, the carryover amount is $27,883,960 after the adjustment of capitalized interest.

Property Use Rights

Property use rights represent the land use rights in China. There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. Property use rights are carried at cost and are amortized on a straight-line basis over the specified terms of the land use rights granted by China government. The Company examines the possibility of decreases in the value of property use rights when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-lived Assets

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the year ended December 31, 2008 and 2007.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. At December 31, 2008, there were no outstanding derivatives. In addition, management has reviewed their financial obligations as of December 31, 2008, and has determined that there are no derivative liabilities that can be readily determined or valued.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States.  Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statements No. 109”, as of January 1, 2007.  Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The adoption had no effect on the Company’s consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Value Added Taxes (VAT)

The Company is required to charge and to collect for value added taxes on their sales. In addition, the Company pays value added taxes on their primary purchases, recorded as a receivable. These amounts are netted for financial statement purposes.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Employee Benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2008 and 2007 was $3,892,956 and $2,541,949, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Asset and liability accounts at December 31, 2008 and 2007 were translated at 6.8542 RMB to $1.00 and at 7.3142 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the year ended December 31, 2008 and 2007 were 6.9623 RMB and 7.6172 RMB to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Income per Share of Common Stock

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company not issued any preferred stock, common stock warrants, or options during the year ended December 31, 2008 and 2007, thus, has no the potentially dilutive common shares.

The following table presents a reconciliation of basic and diluted net income per share:

	Year Ended December 31,
	2008	2007
Net income available to common shareholders for basic and diluted net income per common share	$7,344,286	$5,795,192

Weighted average common shares outstanding – basic	71,692,999	71,692,999
Effect of dilutive securities:
Preferred stock	—	—
Unexercised warrants	—	—
Weighted average common shares outstanding– diluted	71,692,999	71,692,999
Net income per common share - basic	$0.08	$0.06
Net income per common share - diluted	$0.08	$0.06

Accumulated Other Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2008 and 2007 included net income and unrealized gains from foreign currency translation adjustments.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Major Suppliers

The Company’s supplies are mainly related to spare parts of low value that are used for maintenance of the hydropower factories. As the Company could source the supplies from various suppliers on comparable terms, no concentration risk is perceived.

Major Customers

For the year ended December 31, 2008 and 2007, the major five customers accounted for approximately 100% and 84%, respectively, of the Company’s total sales. As at December 31, 2008 and December 31, 2007, accounts receivables from these customers were 100% and 94% of the total outstanding balance.

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141.  In each of the Company’s acquisitions we determined that fair values were equivalent to the acquired historical carrying costs. The estimated purchase price and the preliminary adjustments to historical book value of business entities acquired were recorded by the Company at the pre-acquisition carrying amount.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and applies to any business combinations which occur after December 31, 2008. The adoption of SFAS 141(R), effective January 1, 2009, may have an impact on accounting for future business combinations.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company adopted this standard on January 1, 2008, and the adoption of this statement did not have a material impact to the Company’s financial condition or results of operations.

On October 10, 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FASB Staff Position (“FSP”) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. The Company will continue to evaluate the impact, if any, of SFAS 157-3 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007, and the adoption of SFAS 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company adopted this standard on January 1, 2008, and the adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on the preparation of its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3 – NOTES RECEIVABLE

The Company, on occasion, allows their customers to satisfy the payment of their trade debt to the Company, through the issuance of notes receivable with the Company as the beneficiary. These notes receivable are usually of a short term nature, approximately three to six months in length. These notes do not bear interest and are paid by the customer’s bank to the Company’s bank upon presentation to the customer’s bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings against the customer in China. Total notes receivable as of December 31, 2008 and 2007 were $0 and $202,349 respectively.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 4 – ACCOUNTS RECEIVABLE

At December 31, 2008 and 2007, accounts receivable consisted of the following:

	December 31,
	2008	2007
Accounts receivable	$4,524,580	$2,222,561
Less: allowance for doubtful accounts	(309,561)	(307,090)
	$4,214,919	$1,915,471

Note 5 – DIVIDEND RECEIVABLE

Dividend receivable at December 31, 2008 and 2007 amounted to $0 and $71,460, respectively. Dividend receivable is investment income receivable on the investment in Zhaoheng Winner Tungsten (Shimen), Ltd.

As of December 31, 2008 and 2007, Hunan Zhaoheng invested $571,912 and $535,951 respectively for a 49% equity interests in Zhaoheng Winner Tungsten (Shimen), Ltd. (“Winner”). For this investment, Hunan Zhaoheng will not participate in the management of Winner and distribution of earnings or losses incurred in each year, but receive annual dividend at a fixed rate of 20% of its original capital contribution to Winner as long as the production line is put into operation. Winner had started its production line since October 2007.

The investment was accounted for at cost basis. The dividend generated from this investment was presented as dividend income in the Company’s audited consolidated financial statements. The dividend income was then calculated based on the above investment term. The total dividend incomes for the years ended December 31, 2008 and 2007, were $117,687 and $66,842, respectively.

Note 6 – OTHER RECEIVABLES

Other receivables at December 31, 2008 and 2007 amounted to $50,751 and $145,075, respectively. Other receivables are primarily advance travel expenses to employees.

Note 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of advances to suppliers and tax refund. Prepaid expenses and other current assets at December 31, 2008 and 2007 amounted to $196,507 and $85,971, respectively.

Note 8 – LONG-TERM INVESTMENT

As of December 31, 2008 and 2007, Hunan Zhaoheng had invested $571,912 and $535,951 respectively for a 49% equity interests in Zhaoheng Winner Tungsten (Shimen), Ltd. (“Winner”), a company engaged in the smelting, processing, and sale of tungsten. Winner commenced operation in October 2007. For this investment, Hunan Zhaoheng will neither participate in the management of Winner nor receive proportional dividend based on the 49% equity interest, but receive annual dividend at a fixed rate of 20% of its original capital contribution to Winner as long as the production line is put into operation. Winner had started its production line since October 2007.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

The investment was accounted for at its cost basis. The dividend generated from this investment was presented as dividend income in the Company’s audited consolidated financial statements. The dividend income was then calculated based on the above investment term. Total dividend incomes for the years ended December 31, 2008 and 2007, were $117,687 and $66,842, respectively.

Note 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Dams	$76,382,522	$42,467,137
Buildings	762,976	8,278,953
Machine equipment	37,036,230	13,434,886
Electronic and other equipment	2,259,294	834,296
Total	116,441,022	65,015,272
Less: Accumulated depreciation	(41,288,337)	(34,380,646)
	$75,152,685	$30,634,626

For the year ended December 31, 2008 and 2007, depreciation expense amounted to $1,996,804 and $967,580, respectively.

Note 10 – OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2008	2007
Spare parts	$294,308	$175,886
Deposit	4,620	-
Setup expenses	26,750	-
	$325,678	$175,886

Note 11 – CONSTRUCTION IN PROGRESS

As of December 31, 2008, construction in progress consists of auxiliary project of Hunan Zhaoheng Hydropower Station such as landscaping and slope and Jingrong’s expansion project which the Company is planning to expand its hydropower station for more electricity generation and supply.

As of December 31, 2007, construction in progress consists of construction project of the Hunan Zhaoheng Hydropower Station that have not been completed and become operational until April 2008. The Hunan Zhaoheng Hydropower station started to test operations in April 2008. The central unit of the station was transferred to property, plant and equipment in July 2008, the carryover amount is $27,883,960 after the adjustment of capitalized interest.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 12 – PROPERTY USE RIGHT

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are valued at a fixed amount, which is RMB 9,680,000 at December 31, 2008 and the dollar value of the land use right fluctuates based on the exchange rate. The Company’s land use rights have terms that expire on June 30, 2053 and October 30, 2052, respectively.  The Company amortizes these land use rights over the term of the respective land use right. For the year ended December 31, 2008 and 2007, amortization of land use rights amounted to $35,399 and $25,416, respectively.

Property use right consists of the following as of December 31, 2008 and 2007

	December 31,
	2008	2007
Property use right	$1,412,273	$1,323,471
Less: Accumulated amortization	(192,116)	(153,566)
	$1,220,157	$1,169,905

Amortization of land use rights attributable to future periods is as follows:

Period ending December 31:
2009	$35,399
2010	35,399
2011	35,399
2012	35,399
Thereafter	1,078,561
$1,220,157

Note 13 – TAXES PAYABLE

Taxes payable at December 31, 2008 and 2007 amounted to $841,207 and $157,525 respectively. Taxes payable are summarized below:

	December 31,
	2008	2007
Business tax payable	$154,295	$33,680
Value added tax payable	185,161	34,309
Property tax payable	29,002	42,470
Income tax payable	71,318	45,196
Assessment of reservoir area fund	362,299	-
Other taxes	39,243	1,870
	$841,318	$157,525

In August 20, 2008, the Ministry of Finance of the PRC issued the rules, “Assessment of Reservoir Area Fund for Middle or Small Sized Reservoirs”, which require the hydropower plant companies have to pay the assessment of reservoir area fund based on certain rate times electricity sold during the year. The assessment rate of reservoir area fund for 2008 was approximately $0.0012/kWh (RMB 0.008/kWh).

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 14 – OTHER PAYABLES

Other payables at December 31, 2008 and 2007 amounted to $2,427,345 and $1,739,867, respectively. Most of other payables were the final payments withheld from suppliers and constructors for a year after occupancy of the Auxiliary project of Zhaoheng Hydropower Station. To ensure that the new hydropower station could operate without major issues for at least a year, based on the purchase or construction agreements, the Company would withhold the final payments of the contract prices from equipment suppliers or constructors for a year after the operation of the new station. As long as the new station operation without major issues, the Company would pay off these payables to its equipment suppliers and constructors. The remaining payables included in other payables were related to the acquisition of Hubei Huohe with total amount of $862,902.

Note 15 – LONG-TERM LOANS

The Company was obligated for the following long-term loans as of December 31, 2008 and 2007:

	December 31,
Lenders	2008	2007
Due to Construction Bank of China on April 30, 2010. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the year of 2008, the average interest rate was 7.65%. Pledged with property, plant and equipment.	$6,273,526	$5,879,055
Due to Construction Bank of China on July 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2008, the average interest rate was 7.65%. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industrial Ltd., related party.	2,917,919	2,734,444
Due to Construction Bank of China on August 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2008, the average interest rate was 7.65%. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industry Ltd., related party.	8,753,756	8,203,333
Due to Bank of China on March 3, 2012. Interest rate is Floated based on the prime rate set by the People’s Bank of China. For the years of 2008 the average interest rate are 7.74% respectively. Pledged with 66.7% ownership of Hunan Zhaoheng Hydropower Ltd, one of consolidated subsidiaries, and guaranteed by Shenzhen Zhaoheng Industry Ltd., related party.	21,884,392	21,875,556
Due to Industrial & Commerce Bank of China on March 23, 2022. Fixed interest rate of 7.11% in 2008. Guaranteed by Shenzhen Zhaoheng Industry Ltd., related party.	23,343,352	21,875,556
Total	63,172,945	60,567,944
Less: short-term loans	–	–
Long-term loans	$63,172,945	$60,567,944

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

The future payments of loan principles for the next 5 years are as below:

Projected Repayment Year	Projected Payment of Loan Principle
2009	$-
2010	6,273,526
2011	11,671,675
2012	21,884,391
2013 and after	23,342,853
$63,172,945

For the year ended December 31, 2008, the Company had repaid $1,436,317 loan to Industrial and Commerce Bank of China.

Note 16 – STOCKHOLDERS’ EQUITY

Reverse Merger

On May 13, 2008, Zhaoheng BVI entered into a share exchange agreement (the “Share Exchange Agreement”) with Certified resulting in a change of control of Certified. Pursuant to the Share Exchange Agreement,  Certified issued an aggregate of 69,686,970 shares of common stock, par value $0.001 (the “Common Stock”), to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly owned by Guosheng Xu, the Company’s current Chief Executive Officer and Chairman of Board of Directors, in exchange for all of the common stocks of Zhaoheng BVI (the “Share Exchange”). The Share Exchange has been accounted for as a reverse acquisition and accordingly the Share Exchange has been treated as a recapitalization of Zhaoheng BVI, with Zhaoheng BVI as the acquirer.  On July 17, 2008,  Certified reincorporated in the State of Nevada and changed the name to Zhaoheng Hydropower Company.

Contemporaneously with the closing of the Share Exchange, some shareholders of Certified also transferred approximately 572,170 shares of common stock to Embedded Internet pursuant to a stock purchase agreement (“Stock Purchase”). As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet owns approximately 98% interest of the Company’s outstanding common stocks.

Prior to the Share Exchange on May 13, 2008 the Company’s then existing entities distributed a cash dividend of $2,617,760 to the Company’s then existing equity holders. Such dividend is a reduction of the Company’s retained earnings. In addition, prior to the Share Exchange the Company’s then existing entities, acquired out their then existing minority interest. Such interest was acquired for in excess of the basis that the minority interest held in the Company’s then existing entities. The excess of $1,580,352 has been deemed a dividend for minority interest purchase. Such deemed dividend is a reduction of the Company’s retained earnings

Statutory Reserve

Shenzhen Zhaoheng, Hunan Zhaoheng and Hunan Sanjiang are foreign-invested companies in the PRC, according to relevant laws and regulations in China, the companies reserve some profit as reserve fund, enterprise development fund with the exact amount decided by the board of directors. As of December 31, 2008 and 2007, the Company had a statutory surplus reserve of $666,952.

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

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

The Company, as an entity registered in the British Virgin Islands, has not to provide statutory reserves.

Retained Earnings

As of December 31, 2008 and 2007, the details of retained earnings are listed as below:

	December 31,
Items	2008	2007
Retained earnings	$6,621,983	$628,704
Statutory surplus reserve	666,952	666,952
	$7,288,935	$1,295,656

Note 17 – INCOME TAXES

Refer to the table below for general description of tax treatments for each of the five major operating entities as mentioned.

Entity		Tax treatments
Hunan Zhaoheng	-	Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from January 1, 2008 onwards.
	-	40% reduction of income tax for the purchase of locally manufactured equipments.
-
Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50% reduction in income tax from January 1, 2008 onwards, related application is now processing.

Hubei Huohe	-	25% of income tax rate for the year ended December 31, 2008.
	-	Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from January 1, 2008 onwards.
Guizhou Jinrong	-
Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50% reduction in income tax from January 1, 2008 onwards, related application is now processing.

	-	Preferential rate of 15% (income tax), and will increase to 25% progressively within the next five years from January 1, 2008 onwards.
Hunan Sanjiang	-	Two years tax exemption from the first profit year (2005) and subsequently 50% reduction in income tax for the next 3 years including years ended December 31, 2007, 2008 and 2009.
Shenzhen Zhaoheng	-	15% of income tax rate for the years ended December 31, 2007 and 2006 and will increase to
	-	25% progressively within the next five years from January 1, 2008 onwards.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry forwards related to the Company’s subsidiaries Shenzhen Zhaoheng and Hubei Huohe and for the Company’s US corporate parent. As of December 31, 2008 and December 31, 2007, the NOL for the Company’s Chinese subsidiaries is $811,336 and $103,532 respectively. The Company’s subsidiary Jingrong's annual taxable incomes of 2008 were offset by the net operating loss carried over from the prior years. According to the PRC regulations, the net operating loss carry forward if not used, can be carry forward for time frame of five years. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With regards to the Company’s US corporate parent, they have incurred an aggregate net operating loss, since the May 13, 2008 Share Exchange, of approximately $493,000. This loss carry forward will expire, if not utilized, through 2028. Management believes that the realization of benefits from this loss appears not more than likely, due to the Company’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance on this US deferred tax asset. Management has determined that losses incurred by the US corporate parent prior to the Share Exchange might be subject to rules under Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change might have occurred as a result of the Share Exchange.

The components of income (loss) before income tax consist of the following:

	For the year Ended December 31,
Items	2008	2007
U.S. Operations	$(492,752)	$–
Chinese Operations	6,901,100	5,493,956
	$6,408,348	$5,493,956

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	December 31,
Items	2008	2007
Income tax (benefit) provision at Federal statutory rate	$2,243,000	$1,631,000
State income taxes, net of Federal benefit	294,000	214,000
U.S. tax rate in excess of foreign tax rate	(1,008,000)	(680,000)
Abatement of foreign income taxes	(1,306,000)	(752,000)
Increase in valuation allowance	195,000	-
Tax (benefit) provision	$418,000	$413,000

The Company has had minimal operating activity and operations with respect to its US parent company; accordingly there are no net operating loss (“NOL”) carry forwards for United States income tax purposes at December 31, 2008 and 2007.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 18 – RELATED PARTY TRANSACTIONS

Due from related party

Prior to 2008, from time to time, the Company advanced funds to companies partially owned by the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  Through monthly payments, the affiliated companies repaid these advances.

For the years ended December 31, 2008 and 2007, the Company distributed power to its long-term invested company, Zhaoheng Winner Tungsten (Shimen) Company, limited at market price. For the year ended December 31, 2008 and 2007, the total sales amounted to $0 and $230,662 respectively.

The Company leases its warehouse, plant and operating space to its related party Zhaoheng Winner Tungsten (Shimen) Company limited for 5 years since June 1, 2006 under operating lease agreements. The rental is $1,340 each month with exemption period of 5 months.

At December 31, 2008 and 2007, due from related parties was due from the following:

		December 31
Related party	Relationship	2008	2007	Interest rate
Zhaoheng Winner Tungsten (Shimen) Co., Ltd.	49% owned by the Company as long-term investment	$1,155,072	$931,169	12% annual; without security
Hunan Jiuli Hydropower Construction Co., Ltd.	Both Hunan Jiuli and the Company are beneficially controlled by the Company’s Chairman and CEO, Mr. Guosheng Xu.	178,778	-	Interest free; without security
Shenzhen Zhaoheng Industrial Co., Ltd.	Both Zhaoheng Industrial and the Company are beneficially controlled by the Company’s Chairman and CEO, Mr. Guosheng Xu.	3,911,631	16,598,669	120% of the bench mark rate set the People’s Bank of China and adjusted annually; without security
		$5,245,481	$17,529,838

As of December 31, 2008, due from Zhaoheng Winner consisted of the amount of $10,275 for factory building lease and $1,144,797 for shareholder loan plus accrued interest for working capital purposes; due from Hunan Jiuli consisted of the amount of $175,021 for electricity sold from the Company during 2008, and $3,757 for labor fees; total due from Shenzhen Zhaoheng Industrial of 3,911,631 were for working capital purposes.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Starting from January 1, 2008, the Company started charging interest on the loans to the Company’s related party Shenzhen Zhaoheng Industrial Co., Ltd. (“Shenzhen Zhaoheng Industrial”) whose major shareholders is the Company’s Chairman of the board of directors and CEO, Mr. Guosheng Xu. For the year ended December 31, 2008 and 2007, the interest incomes were $2,084,299 and $0 respectively. Interest rates are 8.964% charged on these loans, or 1.2 of the bench mark rate of 7.47% set by the People’s Bank of China. As of December 31, 2008 and December 31, 2007, the loans to Shenzhen Zhaoheng Industrial amounted to $4,019,041 and $16,598,669.

Due to related parties

Prior to 2008, from time to time, the minority shareholder of Hubei Huohe, Zhushan Jinfeng Industrial Co., Ltd. (“Zhushan Jinfeng”), provided advances to the Company for working capital purposes. At December 31, 2008 and 2007, the Company had a payable to Zhushan Jinfeng of $259,503 and $65,465, respectively. These advances were short-term in nature and non-interest bearing.

As of December 31, 2008 and 2007, the details of due to related parties are listed as below:

		December 31,
Related party	Relationship	2008	2007	Interest rate

Michael Friess and Sanford Schwartz	Minority shareholders of Zhaoheng Hydropower Company	$-	$31,444	Interest free; without security
Hunan Jiuli Hydropower Construction Co., Ltd.	Both Hunan Jiuli and the Company are beneficially controlled by the Company’s Chairman and CEO Mr. Guosheng Xu	-	34,021	Interest free; without security
Zhushan Jinfeng Industrial Co., Ltd	12% shareholder of the Company’s subsidiary Hubei Huohe	259,503	-	Benchmark rate of People’s Bank of China
		$259,503	$65,465

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

Note 19 – OPERATING RISKS

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

(f)	Governmental regulation risk

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect the Company’s ability to do business in China and compete with other companies in the Company’s hydropower subsidiaries. Legal protections afforded to the Company and its shareholders in the US might not be available in the PRC.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 AND 2007

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (“M&A Regulations”) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and the State Administration of Foreign Exchange.

Note 20 – SUBSEQUENT EVENTS

On December 31, 2008, the Company entered into a contract with Industrial & Commerce Bank of China (“ICBC”), pursuant to which, interest rate charged on the Company’s ICBC loans was changed from fixed rate of 7.11% to floating rate in accordance with the benchmark rate of People’s Bank of China, which was 5.94% at the time the contract was signed..

On January 12, 2009, the Company acquired an 85% equity interest in Hubei Hongping Power Generation Co., Ltd. (“Hongping”), which operates the Qiujiabang Hydropower Station, the Shunshuiping Hydropower Station and the Huangjiawang Hydropower Station.

Exhibit Index

Exhibit No.	Description

2.1
English translation of Share Exchange Agreement, dated May 13, 2008, among the Registrant, Zhaoheng Investment Limited (BVI) and Guosheng Xu [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

2.2
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Zhaoheng Hydropower Co., Ltd., dated April 25, 2008, between Zhaoheng Holdings Limited and Zhaoheng Hydropower (Hong Kong) Limited.*

2.3
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Sanjiang Electric Power Co., Ltd., dated April 25, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd.*

2.4
English translation of Equity Transfer Agreement and Supplemental Agreement of Hunan Sanjiang Electric Power Co., Ltd., dated April 25, 2008, between Zhaoheng Holdings Limited and Zhaoheng Hydropower (Hong Kong) Limited.*

2.5
English translation of Equity Transfer Agreement, dated April 10, 2009 of Jingrong Industrial Development Co., Ltd., between Hunan Zhaoheng Hydropower Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd.*

10.1	English translation of Loan Repayment Agreement, dated January 31, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Hunan Zhaoheng Hydropower Co., Ltd.*

10.2	English translation of Loan Repayment Agreement, dated January 31, 2008, between Shenzhen Zhaoheng Industrial Co., Ltd. and Hunan Sanjiang Electric Power Co., Ltd.*

10.3
English translation of Common Stock Purchase Agreement, dated May 13, 2008, among Michael Friess, Sanford Schwartz and Embedded Internet Solutions Limited [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

10.4
English translation of Securities Escrow Agreement, dated May 13, 2008, among the Registrant, Zhaoheng Investment Limited (BVI), Michael Friess, Sanford Schwartz and Kramer Levin Naftalis & Frankel LLP [incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 14, 2008 in commission file number 000-52786].

10.5
English translation of Equity Transfer Agreement of Jingrong Industrial Development Co., Ltd., dated June 15, 2008, between Wu Huimin, Liu Jian-Hua, Xu Jin-Gen, Ye Huajie and Mei Xiangdong and Hunan Zhaoheng Hydropower Co., Ltd.  [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 20, 2008 in commission file number 000-52786].

_________________________
* filed herewith

1

Exhibit No.	Description

10.6
English translation of Warranty, dated June 17, 2008, among Hunan Zhaoheng Hydropower Co., Ltd., Wu Huimin, Liu Jian-Hua, Xu Jin-Gen, Ye Huajie and Mei Xiangdongand and Huimin Hydropower Development Co., Ltd. (as guarantor) [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on June 20, 2008 in commission file number 000-52786].

10.7
English translation of Equity Transfer Agreement of Hubei Minyuan Huohe Hydropower Development Co. Ltd., dated November 25, 2008, between Hubei Minyuan Power Industrial Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 2, 2008 in commission file number 000-52786].

10.8
English translation of Equity Transfer Agreement of Hubei Minyuan Huohe Hydropower Development Co. Ltd., dated November 25, 2008, between Shiyan Juhong Power Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on December 2, 2008 in commission file number 000-52786].

10.9
English translation of Baishadu Hydropower Station Development Agreement, dated December 3, 2008, among Hunan Sanjiang Electric Power Co., Ltd., Hunan Zhaoheng Hydropower Co., Ltd., and Shimen County Government of Hunan Province.*

10.10
English translation of Huanghugang Hydropower Station Development Agreement, dated December 3, 2008, among Hunan Sanjiang Electric Power Co., Ltd., Hunan Zhaoheng Hydropower Co., Ltd., and Shimen County Government of Hunan Province.*

10.11
English translation of Equity Transfer Agreement of Hubei Hongping Power Generation Co., Ltd., dated January 12, 2009, between Hubei Minyuan Power Industrial Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 12, 2009 in commission file number 000-52786].

10.12
English translation of Equity Transfer Agreement of Hubei Hongping Power Generation Co., Ltd., dated January 12, 2009, between Shiyan Juhong Power Development Co., Ltd. and Shenzhen Zhaoheng Hydropower Co., Ltd. [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on January 12, 2009 in commission file number 000-52786].

_________________________
* filed herewith

2

Exhibit No.	Description

14	Code of Ethics*

16	Letter from Auditor, dated April 14, 2009*

21	List of Subsidiaries of the Registrant*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Vice President of Finance pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

_________________________
* filed herewith

3