Form 10-Q
period 2009-03-31
ZHAOHENG HYDROPOWER Co
filed 2009-05-14
CIK 744695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-52786

ZHAOHENG HYDROPOWER COMPANY
(Exact name of registrant as specified in its charter)

Nevada	41-1484782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

F/19, Unit A, JinFengCheng Building 5015 Shennan Road Shenzhen PRC	518015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (011-86) 755-8207-0966

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 8, 2009, there were 76,640,695 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	（unaudited）
	$	$
ASSETS
Current Assets:
Cash and cash equivalent	1,632,963	5,804,797
Accounts receivable, net of allowance for doubtful accounts $309,949 and $309,521 respectively	2,603,781	4,214,919
Other receivables	737,560	50,751
Prepaid expenses and other current assets	114,104	196,507
Total current assets	5,088,408	10,266,974

Long-term Investment	572,631	571,912
Property, plant and equipment, net of accumulated depreciation of $48,854,827 and $41,288,337 respectively	86,608,957	75,152,685
Due from related parties	1,213,654	5,245,481
Other assets	366,449	325,678
Long-term deferred expense	62,375
Construction in progress	1,759,915	1,173,415
Property use rights, net	1,309,509	1,220,157
Total assets	96,981,898	93,956,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	389,418	72,483
Other payables	4,814,102	2,427,345
Salary payable and judgments payable	229,082	219,048
Taxes payable	727,070	841,318
Interest payable	117,711	143,598
Due to related parties	2,262,037	259,503
Advances from customers	65,005
Total current liabilities	8,604,425	3,963,295

Loans payable-long term	61,061,120	63,172,945

Minority interest	435,930	195,384

Stockholders’ Equity:
Preferred Stock: $.001 par value; 20,000,000 authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common Stock: $.001 par value, 780,000,000 authorized, 71,692,999 issued and outstanding at March 31, 2009 and 2008, respectively	71,693	71,693
Additional paid-in capital	15,371,094	15,371,094
Statutory surplus reserve	666,952	666,952
Retained earnings	6,831,916	6,621,983
Accumulated other comprehensive income	3,938,768	3,892,956
Total stockholders’ equity	26,880,423	26,624,678
Total liabilities and stockholders’ equity	96,981,898	93,956,302

See notes to audited consolidated financial statements

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)
	$	$

Revenues	3,184,487	1,290,939
Cost of revenues	1,281,181	464,377
Gross profit	1,903,306	826,562

Operating expenses:
Selling , general and administrative expenses	499,224	320,228
Operating income	1,404,082	506,334

Other income (expenses):
Interest income	29,221	1,167
Interest expense	(1,265,276)	(309,665)
Non-operating income	61,982
Other income	476	538
Other expense	-	(18,165)
Investment income	28,630	27,377
Total other expenses	(1,144,967)	(298,748)
Income before income taxes	259,115	207,586
Income taxes	75,556	11,533
Income before minority interest	183,559	196,053
Minority interest	(26,374)
Net income	209,933	196,053
Unrealized foreign currency translation gain	45,812	836,996

Comprehensive income	255,745	1,033,049

Net income per common share- basic and diluted	0.003	0.003

Weighted average number of shares
outstanding-basic and diluted	71,692,999	71,692,999

See notes to audited consolidated financial statements.

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Statutory Surplus Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Paid-in Capital
		$		$			$

Balance, January 1, 2008	71,692,999	71,693	15,371,094	666,952	628,704	2,541,949	19,280,392

Recapitalization of reserve acquisition	—	—	—-	—	—	—	—
Interest forgiveness to related party	—	—	—-	—	—	—	—
Dividends	—	—	—-	—	—	—	—
Deemed dividends for minority interest purchase	—	—	—-	—	—	—	—
Comprehensive income:
Net income	—	—	—-	—	5,993,279	—	5,993,279
Unrealized foreign currency translation	—	—	—-	—	—	1,351,007	1,351,007
Subtotal							7,344,286
Balance, December 31, 2008	71,692,999	71,693	15,371,094	666,952	6,62,983	3,892,956	26,624,678

Comprehensive income:
Net income	—	—	—-	—	209,933	—	209,933
Unrealized foreign currency translation	—	—	—-	—	—	45,812	45,812
Subtotal							255,745
	71,692,999	71,693	15,371,094	666,952	6,831,916	3,938,768	26,880,423

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
	(uaaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	209,933	177,108
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	814,414	276,409
Minority interest	(26,374)
Loss on disposal of fix assets	456
Changes in operating assets and liabilities:
Notes receivable		45,632
Accounts receivable	1,723,922	331,358
Dividend receivable		71,460
Other receivables	(664,427)	(3,132)
Prepaid expense and other current assets	230,022	(335,822)
Other assets	(67,521)	584
Long-term deferred expense	(35,592)	—
Accounts payable and accrued expenses	(88,294)	(84,071)
Other payables	2,348,156	(60,199)
Salary payable and judgment payable	(102,599)
Taxes payable	(256,851)	(40,200)
Interest payable	(25,887)
Dividend payable	—
Total adjustments	3,849,425	202,019
Net cash provided by operating activities	4,059,358	379,127

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	4,031,827	1,454,955
Due to related parties	(5,427,895)	78,698
Acquisition of minority interests
Acquisition of Hubei subsidiary	(3,355,753)
Acquisition of Guizhou subsidiary
Cash of subsidiaries on date of acquisition	897,072
Proceeds from sale of Juili subsidiary
Purchase of intangible assets	(94,889)
Purchase of property, plant and equipment	(59,271)	(376)
Construction in progress	(586,500)	(1,389,099)
Net cash provided by (used in) investing activities	(4,595,409)	144,178

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	—
Repayment of current portion of long-term loans	(3,651,981)
Proceeds from long-term loans	—
Net cash (used in) provided by financing activities	(3,651,981)	—

NET INCREASE (DECREASE) IN CASH	(4,188,032)	523,305

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,198	559,039

CASH, BEGINNING OF YEAR	5,804,797	994,719

CASH, END OF PERIOD	1,632,963	2,077,063

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest paid	1,262,098	309,665
Income tax paid	75,556	11,533

ZHAOHENG HYDROPOWER COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business and Organization

Zhaoheng Hydropower Company, a Nevada corporation formerly known as Certified Technologies Corporation (“Certified”), and its subsidiaries are referred to in this report as the “Company”, “we”, “us”, “our”, or “Zhaoheng Hydropower”.  Zhaoheng Investment Limited, a British Virgin Island corporation and a wholly owned subsidiary of Zhaoheng Hydropower Company is referred to in this report as “Zhaoheng BVI”.  Zhaoheng Hydropower (Hong Kong) Limited, a Hong Kong corporation and a wholly owned subsidiary of Zhaoheng BVI is referred to in this report as “Zhaoheng HK”.

On May 13, 2008, Zhaoheng BVI entered into a share exchange agreement (the “Share Exchange Agreement”) with Certified resulting in a change of control of Certified. Pursuant to the Share Exchange Agreement, Certified issued an aggregate of 69,686,970 shares of common stock, par value $0.001 (the “Common Stock”), to Embedded Internet Solutions Limited (“Embedded Internet”), a Cayman Islands company wholly owned by Guosheng Xu, our current Chief Executive Officer and Chairman of Board of Directors, in exchange for all of the common stocks of Zhaoheng BVI (the “Share Exchange”). The Share Exchange has been accounted for as a reverse acquisition and accordingly the Share Exchange has been treated as a recapitalization of Zhaoheng BVI, with Zhaoheng BVI as the acquirer.  On July 17, 2008, Certified reincorporated in the State of Nevada and changed the name to Zhaoheng Hydropower Company.

Contemporaneously with the closing of the Share Exchange, some shareholders of Certified also transferred approximately 572,170 shares of common stock to Embedded Internet pursuant to a stock purchase agreement (“Stock Purchase”). As a result of the completion of the Share Exchange and the Stock Purchase, Embedded Internet owns approximately 98% interest of our outstanding common stocks.

The Company is the sole stockholder of Zhaoheng BVI. Zhaoheng BVI owns 100% Zhaoheng HK, which is a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Zhaoheng HK is a holding company of the following four operating companies in November 2007(collectively, the “Operating Entities”): (1) Shenzhen Zhaoheng Hydropower Co., Ltd., (“Shenzhen Zhaoheng”) (2) Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”), (3) Hunan Sanjiang Electric Power Co., Ltd., (“Hunan Sanjiang”) and (4) Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Juili”), all of which are limited liability companies headquartered in, and organized under the laws of the PRC.

In December 2007, the Company entered into an equity transfer agreement to transfer its 100% interest in Hunan Juili to its related party, Shenzhen Zhaoheng Industrial Co., Ltd. All relevant procedures were completed in April 2008.

On June 15, 2008, the Company acquired Guizhou Jingrong Industrial Development Co., Ltd (“Jingrong”), which operates Yongfu Hydropower Station in Rongjiang County, Guizhou Province, China. This acquisition was undertaken to allow Jingrong to become one of fully owned subsidiaries of the Company and to diversify operations, improve financial condition and increase shareholder value.

In November 2008, the Company acquired 88% equity interest of Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Hubei Huohe”) from third parties, which operates Huohe Cascade II and Huohe Cascade III hydropower stations.

In January 2009, the Company acquired 85% equity interest of Hubei Hongping Power Generation Co., Ltd.  (“Hongping”) from third parties, which operates Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station.

As of March 31, 2009, the Company owned eight hydropower stations (Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Jingrong Industrial Development Station, Hubei Huohe Cascade II hydropower station, Hubei Huohe Cascade III hydropower station, Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station) and other relevant operating assets located in the PRC.

We are engaged in the generation and supply of hydropower in Southwestern and Midwestern China. We focus on small- to medium-sized hydropower plants and aim to become a leader in our industry.

We also acquire controlling interest of Chinese hydropower plants which we consolidate as either our wholly or majority owned subsidiaries. Through this ownership control, we can expand our operation in different areas in China through acquired hydropower plants and equipments and existing long-term power purchase agreements.

Basis of Presentation

The consolidated financial statements include Zhaoheng Hydropower Company and all its subsidiaries, including those operating outside the United States of America.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The company‘s year end is December 31. The company‘s consolidated statements include the financial statements of the Company and its controlled entities, including wholly owned subsidiaries, Zhaoheng BVI and Zhaoheng HK, as well as the financial statements of Shenzhen Zhaoheng, Hunan Zhaoheng, Hunan Sanjiang, Jingrong, Hubei Huohe and Hubei Hongping. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In December 2007, one of the Company’s subsidiaries Hunan Sanjiang entered into an equity transfer agreement to transfer its 100% interest in Hunan Jiuli to related party, Shenzhen Zhaoheng Industrial Co., Ltd. All relevant procedures were completed in April 2008.

On June 15, 2008, the Company acquired Jingrong in Rongjiang County, Guizhou Province, China. The acquisition was undertaken to allow the Company to diversify operations, improve financial condition and increase shareholder value.

The Company uses the purchase method to account for qualifying business combinations. Under the purchase method, the assets and liabilities of acquired entities are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as an intangible asset. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, identified intangible assets are amortized over their estimated useful lives. The equity consideration for acquisition of Jingrong was initially estimated at $2,334,335 and the amount was paid on June 30, 2008. Based on the acquisition agreement, the Company may have contingency payments for assumed liabilities or potential liabilities of Jingrong. On March 31, 2009, the final acquisition cost for Jingrong of $2,693,961 was paid. The Company had paid the difference of initial estimate and final cost by March 31, 2009. The total acquisition cost for Jingrong acquisition was $430,659 higher than the net book value, but lower than the appraisal value assessed by Jones Lang LaSalle Sallmanns Limited. The excess cost of $430,659 was allocated to the acquired identified assets and amortized through the useful lives of the allocated identified assets.

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

In January 2009, the Company acquired 85% equity interest of Hubei Hongping Power Generation Co., Ltd. (“Hubei Hongping”) for $3,359,968 from third parties, which operates Qiujiabang Hydropower Station, Shunshuiping Hydropower Station and Huangjiawang Hydropower Station. On the date of acquisition, the book value of Hubei Hongping was $1,511,163. Thus, the total acquisition cost of Hubei Hongping was $1,848,805 higher than the net book value of Hubei Hongping, but lower than the appraisal value assessed by Jones Lang LaSalle Sallmanns Limited. The excess cost of   $1,848,805 was allocated to the acquired identified assets and amortized through their useful lives of the allocated identified assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, and the useful life of property, plant and equipment, and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred assets, accruals for taxes due.

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

Cash and Cash Equivalents

For purposes of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC.  Balances in banks in the PRC are uninsured.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. Total cash in state-owned banks at March 31, 2009 and December 31，2008 amounted to $1,632,963 and $5,804,797 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Concentrations of Credit Risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business,  financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.  At March 31, 2009 and December 31, 2008, the Company’s bank deposits by geographic area were as follows:

	March 31,		December 31,
	2009		2008
Country:
United States	—	—	—	—
China	1,632,963	100%	5,804,797	100%
Total cash and cash equivalents	1,632,963	100%	5,804,797	100%

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses. The company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2009 and 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $309,947 and $309,521 respectively.

Long-term Investment

Long-term investment is carried at cost. Dividends received are included in investment income. Dividends received in excess of the Company’s proportionate share of accumulated earnings of an investment are recorded as a reduction of the cost of the investment. There were no reductions in excess of the investment cost for the three months ended March 31, 2009 and 2008.

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

For the Hunan Zhaoheng Hydropower Station construction, the Company separated it into two projects, central unit project and auxiliary project. The central unit project mainly included the constructions of buildings, plant and equipment. The auxiliary project was for landscaping and environment decoration of the station. The central unit project was completed for operation in April 2008 and the auxiliary project was expected to be finished in 2009.

As of March 31, 2009, construction in progress consists of the auxiliary project of the Hunan Zhaoheng Hydropower Station, Jingrong’s expansion project which the Company is planning to expand its installed capacity for more electricity output and the construction project of Huangjiawang Hydropower Station operated by Hongping.

Intangible Assets

Intangible assets represent property use rights and Management Software. Property use rights represent the land use rights in China. There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. Property use rights are carried at cost and are amortized on a straight-line basis over the specified terms of the land use rights granted by China government. The Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The Management Software is a new software used to help us remotely and efficiently control our cost, budget and internal control..

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2009 and 2008.

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

The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and fuel prices. Financial exposures are evaluated as an integral part of the Company's risk management program, which seeks, from time to time, to reduce potentially adverse effects that the volatility of the interest rate and fuel markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. At March 31, 2009, there were no outstanding derivatives. In addition, management has reviewed their financial obligations as of March 31, 2009, and has determined that there are no derivative liabilities that can be readily determined or valued.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes at March 31, 2009 and December 31, 2008 was $3,938,768 and $3,892,956 respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at RMB6.8456 to $1.00 and at RMB6.8542 to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2009 and 2008 were RMB6.8459 and RMB7.1593 to $1.00, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Income per Share of Common Stock

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company not issued any preferred stock, common stock warrants, or options during the three months March 31, 2009 and 2008, thus, has no the potentially dilutive common shares.

The following table presents a reconciliation of basic and diluted net income per share:

	For the three months ended March 31,
	2009	2008
	$	$
Net income available to common shareholders for basic and diluted net income per common share	255,744	1,033,049

Weighted average common shares outstanding – basic	71,692,999	71,692,999
Effect of dilutive securities:
Preferred stock	—	—
Unexercised warrants	—	—
Weighted average common shares outstanding– diluted	71,692,999	71,692,999
Net income per common share - basic	0.003	0.003
Net income per common share - diluted	0.003	0.003

Accumulated Other Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

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

Major Customers

For the three months March ended 31, 2009 and 2008, the major five customers accounted for approximately 100% and 88%, respectively, of the Company’s total sales. As at March 31, 2009 and December 31, 2008, accounts receivables from these customers were 100% and 83% of the total outstanding balance.

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

Note 2 – ACCOUNTS RECEIVABLE

At March 31, 2009 and December 31, 2008, accounts receivable consisted of the following:

	March 31	December 31,
	2009	2008
	$	$

Accounts receivable	2,913,730	4,524,480
Less: allowance for doubtful accounts	-309,949	-309,561
	2,603,781	4,214,919

Note 3 – OTHER RECEIVABLES

Other receivables at March 31, 2009 and December 31, 2008 amounted to $737,560 and $50,751, respectively. Other receivables primarily consist of payments to secure green field development rights of Baishadu Hydropower Station and Huanghugang Hydropower Station and advances to employees for business travel purpose.

Note 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of advances to suppliers and tax refund. Prepaid expenses and other current assets at March 31, 2009 and December 31, 2008 amounted to $114,104 and $196,507, respectively.

Note 5 – LONG-TERM INVESTMENT

As of March 31, 2009 and December 31, 2008, Hunan Zhaoheng invested $572,631 and $571,912 respectively for a 49% equity interests in Zhaoheng Winner Tungsten (Shimen), Ltd. (“Winner”). According to memorandum and articles of association of Winer, Hunan Zhaoheng does not participate in the management of Winner, but receives annual dividend at a fixed rate of 20% of its investment in Winner starting from the date Winner commenced production. The other shareholders of Winner committed to buy back equity interests held by Hunan Zhaoheng progressively at historical cost, the investment income was then adjusted in accordance with Hunan Zhaoheng’s equity interest in Winner based on the above investment term. Winner commenced its operation in October 2007.

The investment was accounted for at cost basis. The dividend generated from this investment was presented as investment income in our unaudited consolidated financial statements. The dividend income was then calculated based on the above investment term. Total dividend incomes for the three months ended March 31, 2009 and 2008, were $28,630 and $27,377, respectively.

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31	December 31,
	2009	2008
	$	$

Dams	95,093,123	76,382,522
Buildings	847,335	762,976
Machine equipment	38,502,419	37,036,230
Electronic and other equipment	1,020,906	2,259,294
Total	135,463,784	116,441,022
Less: Accumulated Depreciation	(48,854,827)	(41,288,337)
	86,608,957	75,152,685

As of March 31, 2009, $3,423,165 of dam was allocated from the excess cost in the acquisition of Jingrong, Hubei Huohe and Hongping. Depreciation expenses for the three months March ended 31, 2009 and 2008 amounted to $807,344 and $270,343, respectively.

Note 7 – OTHER ASSETS

Other assets consisted of the following:

	March 31	December 31,
	2009	2008
	$	$

Spare parts	366,449	294,308
Deposit	—	4,620
Setup expenses	—	26,750
	366,449	325,678

Note 8 – CONSTRUCTION IN PROGRESS

As of March 31, 2009, construction in progress amounted to $1,759,915 and consists of auxiliary project of Hunan Zhaoheng Hydropower Station such as landscaping and slope, Jingrong’s Expansion project which the Company is planning to expand its hydropower station for more electricity and construction project of Huangjiawang Hydropower Station.

As of December 31, 2008, construction in progress amounted to $1,173,415 and consists of auxiliary project of Hunan Zhaoheng Hydropower Station such as landscaping and slope and Jingrong’s Expansion project.

Note 9 –INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2009 and December 31, 2008.

	March 31	December 31,
	2009	2008
	$	$

Property use right	1,414,047	1,412,273
Management software	94,889	—
Less: Accumulated amortization	(199,427)	(192,116)
	1,309,509	1,220,157

Amortization expenses for the three months March ended 31, 2009 and 2008 amounted to $7,070 and $6,066 respectively.

Note 10 – TAXES PAYABLE

Taxes payable at March 31, 2009 and December 31, 2008 amounted to $727,070 and $841,318 respectively. Taxes payable are summarized below:

	March 31	December 31,
	2009	2008
	$	$

Business tax payable	23,953	154,295
Value added tax payable	114,328	185,161
Property tax payable	29,448	29,002
Income tax payable	88,883	71,318
Government fees	450,060	362,188
Other taxes	20,398	39,354
	727,070	841,318

Note 11 – OTHER PAYABLES

Other payables at March 31, 2009 and December 31, 2008 amounted to $4,814,102 and $2,427,345, respectively. Other payables primarily consisted of payables to contractors and suppliers as quality warrant bond for the construction of Hunan Zhaoheng Hydropower Station, as well as payables in the amount of $3,703,576 to the original shareholders in the acquisition of Hubei Huohe and Hongping.

Note 12 – LONG-TERM LOANS

The Company was obligated for the following long-term loans as of March 31, 2009 and December 31, 2008:

	March 31	December 31
Lenders and Terms	2009	2008
	$	$

Due to Construction Bank of China on April 30, 2010. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2008 and 2007, the average interest rate was 7.65% and 7.2% respectively. Pledged with property, plant and equipment.	6,281,407	6,273,525

Due to Construction Bank of China on July 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2008 and 2007, the average interest rate was 7.65% and 6.8% respectively. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industrial Co., Ltd., one of our related companies.	2,921,585	2,917,919

Due to Construction Bank of China on August 30, 2011. Interest rate is adjusted every 12 months based on the bench mark rate set by the People’s Bank of China. For the years of 2008 and 2007, the average interest rate was 7.65% and 7.02% respectively. Pledged with property, plant and equipment and guaranteed by Shenzhen Zhaoheng Industry Co., Ltd.	8,764,754	8,753,757

Due to Bank of China on March 3, 2012. Interest rate is Floated based on the prime rate set by the People’s Bank of China. For the years of 2008 and 2007, the average interest rate are 7.74% and 6.84% respectively. Pledged with 66.7% ownership of Hunan Zhaoheng Hydropower Co., Ltd, one of our subsidiaries, and guaranteed by Shenzhen Zhaoheng Industry Co., Ltd.	18,259,904	21,884,392

Due to Industrial & Commerce Bank of China on March 23, 2022. Fixed interest rate of 7.11% in 2008. Guaranteed by Shenzhen Zhaoheng Industry Co., Ltd.	23,372,678	23,343,352

Due to Zhushan Rural Credit Cooperative on November 24,2010. For the years of 2008,the average interest rate are 7.56%.	1,460,792
Total	61,061,120	63,172,945
Less: short-term loans		–
Long-term loans	61,061,120	63,172,945

For the three months ended March 31, 2009, the Company had repaid $3,651,981 loan to Bank of China.

Note 13 – STOCKHOLDERS’ EQUITY

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

Statutory Reserve

Shenzhen Zhaoheng, Hunan Zhaoheng and Hunan Sanjiang are foreign-invested companies in PRC, according to relevant laws and regulations in China, the companies reserve some profit as reserve fund, enterprise development fund with the exact amount decided by the board of directors. As of March 31, 2009 and December 31, 2008, the Company had a statutory surplus reserve of $666,952.

Domestic companies located in the PRC are required to make appropriations to statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with law of the PRC. Appropriation to the statutory surplus reserve should be 10% of the after tax net income determined in accordance with the generally accepted accounting principles of the People’s Republic of China(“PRC GAAP) until the reserve is equal to 50% of the entitles’ registered capital or members’ equity.

The company, as an entity registered in Nevada, does not need to provide statutory reserves.

Retained Earnings

As of March 31, 2009 and December 31, 2008, the details of retained earnings are listed as below:

	March 31	December 31,
	2009	2008
	$	$

Retained earnings	6,831,916	6,621,983
Statutory surplus reserve	666,952	666,952
	7,498,868	7,288,935

Note 14 – INCOME TAXES

Refer to the table below for general description of tax treatments for each of the six major operating entities as mentioned.

Entity	Tax treatments

Hunan Zhaoheng
- Preferential rate of 15%, and will be increased to 25% progressively within the next five years from January 1, 2008 onwards.
- 40% purchase price of domestic equipments can be used as tax credit.
- Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50% reduction in income tax from January 1, 2008 onwards.

Hubei Huohe	- 25% of income tax rate from January 1, 2008.

Hongping	- 25% of income tax rate from January 1, 2008.

Jingrong
- Preferential rate of 15% and will be increased to 25% progressively within the next five years from January 1, 2008 onwards.
- Based on related regulation of PRC, this company fulfills the condition of applying 2 years tax exemption and subsequently 3 years 50% reduction in income tax from January 1, 2008 onwards, However, we still need to get final approval from tax authorities and we are currently in the process of the application.

Hunan Sanjiang
- Preferential rate of 15% and will be increased to 25% progressively within the next five years from January 1, 2008 onwards.
- Two years tax exemption from the first profitable year (2005) and subsequently 50% reduction in income tax for the next 3 years including years ended December 31, 2007, 2008 and 2009.

Shenzhen Zhaoheng	- 15% of income tax rate for the years ended December 31, 2007 and 2006 and will increase to 25% progressively within the next five years from January 1, 2008 onwards.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carryovers of our subsidiaries Shenzhen Zhaoheng, Guizhou Jingrong and Hubei Hongping in prior years. As of March 31, 2009 and December 31, 2008, the net operating losses for Shenzhen Zhaoheng, Hubei Huohe and Hubei Hongping were $2,531,686 and $811,336 respectively. According to the PRC regulations, all unused net operating loss can be carried forward for a time frame of five years. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of net operating loss carryovers. Net operating loss carryovers may be further limited by other provisions of tax laws in China. With regards to the Company’s US corporate parent, they have incurred an aggregate net operating loss, since the May 13, 2008 Share Exchange, of approximately $493,000. This loss carry forward will expire, if not utilized, through 2028. Management believes that the realization of benefits from this loss appears not more than likely, due to the Company’s limited operating history. Accordingly, the Company has provided a 100% valuation allowance on this US deferred tax asset. Management has determined that losses incurred by the US corporate parent prior to the Share Exchange might be subject to rules under Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change might have occurred as a result of the Share Exchange.

The components of income (loss) before income tax consist of the following:

	For the three months Ended March 31,
	2009	2008
	$	$

U.S. Operations	(38,442)	—
Chinese Operations	297,557	207,586
	259,115	207,586

Note 15 – RELATED PARTY TRANSACTIONS

Due from related party

The Company distributed power to its related party Hunan Jiuli at market price. For the three months ended March 31, 2009 and 2008, the total sales amounted to $353,800 and $341,859 respectively.

The Company leases its warehouse, plant and operating space to its related party Zhaoheng Winner Tungsten (Shimen) Company limited for 5 years since June 1, 2006 under operating lease agreements. The rental is $1,340 each month with exemption period of 5 months.

At March 31, 2009 and December 31, 2008, due from related parties was due from the following:

		March 31	December 31
Related party	Relationship	2009	2008	Interest rate
		$	$

Zhaoheng Winner Tungsten (Shimen) Co., Ltd.	49% owned by the Company as long-term investment	1,213,654	1,155,072	12% annual; without security

Hunan Jiuli Hydropower Construction Co., Ltd.	Both Jiuli and the Company are beneficially controlled by our Chairman and CEO Mr. Guosheng Xu		178,778	Interest free; without security

Shenzhen Zhaoheng Industrial Co., Ltd.	Both Zhaoheng Industrial and the Company are beneficially controlled by our Chairman and CEO Mr. Guosheng Xu		3,911,631	120% of the bench mark rate set the People’s Bank of China and adjusted annually; without security

		1,213,654	5,245,481

As of March 31, 2009, due from Zhaoheng Winner consisted of the amount of $12,493 for factory building lease and $1,201,161 for non-operating fund disposition; due from Hunan Jiuli consisted of due to Hunan Sanjiang in the amount of $439,341 for electricity purchase; due from Hunan Jiuli consisted of the amount of $439,341 for electricity sold from the Company.

Due to related party

At March 31, 2009 and December 31, 2008, due to related parties was due from the following:

		March 31	December 31
Related party	Relationship	2009	2008	Interest rate
		$	$

Shenzhen Zhaoheng Industrial Co., Ltd.	Both Zhaoheng Industrial and the Company are beneficially controlled by our Chairman and CEO Mr. Guosheng Xu	1,122,044		Interest free; without security

Hubei JinYuan Hydropower Development Co., Ltd.	15% shareholder of our subsidiary Hongping	898,485		Benmark rate of People’s Bank of China

Zhushan Jinfeng Industrial Co., Ltd.	12% shareholder of Hubei Huohe	241,508	259,503	Benmark rate of People’s Bank of China

		2,262,037	259,503

Note 16 – OPERATING RISKS

(a)	Country risk

Currently, the Company's revenues are derived fully from distribution of power in the Peoples Republic of China (“PRC”). A change in relevant regulations or downturn in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

Note 17 – SUBSEQUENT EVENTS

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

On April 24, 2009, the Company completed a private placement of equity to 52 investors for an aggregate purchase price of $5,689,853, agreeing to issue 4,947,699 shares of its Common Stock, par value $0.001 per share pursuant to a Subscription Agreement signed by and between the Investors and the Company on April 24, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding, among other things, (a) our future financial performance, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “objective,” “predict,” “potential,” “project” or “continue,” or the negative of these words or other variations on these words or comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. These statements are only predictions and actual events or results may differ materially.

Readers are urged to carefully review and consider the various disclosures made by us in this quarterly report and our other public filings with the United States Securities and Exchange Commission (the “SEC”), including the risks and uncertainties described in the Risk Factors section in Part I, Item 1A of our Form 10-K filed on April 15, 2009. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We undertake no duty to update or revise any forward-looking statement after the date of this report to reflect actual results or to changes in our expectations or future events.

Company Overview

We were incorporated under the laws of the State of Minnesota in January 1984 with registered name of “Certified Technologies Corporation” (“Certified”). On February 21, 2008, we reincorporated in the State of Nevada. As a result of a share exchange or “reverse acquisition” transaction consummated on May 13, 2008, we are now engaged in the investment, operation, and development of environmentally friendly small- to medium-sized hydropower plants in China through an indirect operating subsidiary, Zhaoheng Hydropower (Hong Kong) Limited (“Zhaoheng HK”), a company operating in China. As our wholly owned subsidiary, Zhaoheng Investment Limited (BVI), a British Virgin Islands corporation (“Zhaoheng BVI”), owns 100% of the capital stock of Zhaoheng HK.

On July 17, 2008, Certified changed its corporate name from “Certified Technologies Corporation” to our current corporate name, “Zhaoheng Hydropower Company”.

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ZHYP.OB”.

Results of Operations

With the commencement of operations of two new generating units at Hunan Zhaoheng Hydropower Co., Ltd. (“Hunan Zhaoheng”) in April 2008, the acquisition of Jingrong Industrial Development Co., Ltd. (“Jingrong”), Hubei Minyuan Huohe Hydropower Development Co., Ltd. (“Hubei Huohe”) and Hubei Hongping Power Generation Co., Ltd. (“Hongping”) in June 2008, November 2008 and January 2009, respectively, we currently own and operate eight facilities in Hunan, Hubei and Guizhou Provinces, including Hunan Sanjiang Hydropower Station, Hunan Zhaoheng Hydropower Station, Guizhou Yongfu Hydropower Station, Huohe Cascade II Hydropower Station and Huohe Cascade III Hydropower Station, with a total installed capacity of 149.3MW, an increase of 139% from March 31, 2008. Currently, all generating units are in good working condition.

The following table sets forth certain operating data for the periods indicated:

	For Three Months Ended March 31
	2009	2008
	$	$

Revenues	3,184,487	1,290,939
Cost of revenues	1,281,181	464,377
Gross profit	1,903,306	826,562
Operating Expenses	499,224	320,228
Operating income	1,404,082	506,334
Interest Income	29,221	1,167
Interest Expense	(1,265,276)	(309,665)
Net Income	209,933	196,053
Gross Margin	59.8%	64.0%
Operating Margin	44.1%	39.2%
Net Income Margin	7.0%	15.2%

Revenues

Revenues for the three months ended March 31, 2009 were $3,184,487, an increase of $1,893,548 or 146.7% from $1,290,939 for the three months ended March 31, 2008. The increase in revenues was primarily due to an increase in electricity on-grid tariffs and an increase in output due to increased total installed capacity. Since July 2008, the benchmark on-grid tariff of our two Hunan facilities was increased from RMB0.28/kWh to RMB0.295/kWh. Our total installed capacity increased from 62.5MW as of March 31, 2008 to 149.3MW as of March 31, 2009 as a result of the commencement of operation of two new generating units with an aggregate installed capacity of 50MW in April 2008, the acquisition of Guizhou Yongfu Hydropower Station with total installed capacity of 7.5MW in June 2008, the acquisition of Huohe Cascade II and Huohe Cascade III hydropower stations with total installed capacity of 12.85MW in November 2008, and the acquisition of Shunshuiping Hydropower Station, Qiujiabang Hydropower Station, Huangjiawang Hydropower Station in January 2009. These seven newly constructed or newly acquired hydropower stations contributed $1,487,209 toward our total revenues for the three months ended March 31, 2009.

Cost of Revenues

Cost of revenues consisted of power purchase, depreciation expense of property, plant and equipment, equipment maintenance cost, direct labor, overhead and state taxes (not including value-added tax, price exclusive tax and corporate income tax).

Cost of revenues for the three months ended March 31, 2009 was $1,281,181 or 40.2% of revenues, an increase of $816,804, or 175.9%, from $464,377 or 36.0% of revenues for the three months ended March 31, 2008.

In connection with the expansion of our existing facilities and the acquisition of new facilities, our fixed asset depreciation increased to $807,344, or 25.4% of revenues, for the three months ended March 31, 2009, from $270,343, or 20.9% of revenues for the three months ended March 31, 2008; our maintenance cost increased to $124,364, or 3.9% of revenues for the three months ended March 31, 2009, from $48,675, or 3.8% of revenues for the three months ended March 31, 2008; and our labor cost increased to $146,949, or 4.6% of revenues for the three months ended March 31, 2009, from $77,766, or 6.0% of revenues for the three months ended March 31, 2008.

Gross Profit

As a result of the foregoing, our gross profit increased from $826,562 for the three months ended March 31, 2008 to $1,903,306 for the three months ended March 31, 2009, representing an increase of $1,076,744, or 130.3%. The increase in our gross profit was mainly attributable to the increase in the benchmark on-grid tariff of both Hunan Sanjiang Electric Power Co., Ltd. (“Hunan Sanjiang”) and Hunan Zhaoheng from RMB0.28/kWh to RMB0.295/kWh since July 2008, and an increase in total installed capacity from 62.5MW as of March 31, 2008 compared to 149.3MW as of March 31, 2009. However, our gross margin decreased to 59.8% for the three months ended March 31, 2009 from 64.0% for the three months ended March 31, 2008.

Operating Expenses

Total operating expenses, which include selling, general and administrative expenses, increased by $178,996, or 55.9% to $499,224 for the three months ended March 31, 2009 from $320,228 for the three months ended March 31, 2008. The increase in operating expenses for the three months period was mainly due to: (i) an increase of $93,970 attributable to our three newly acquired operating entities including Jingrong, Hubei Huohe and Hongping; (ii) an increase of $308,200 attributable to an increase in overhead at our headquarters, which largely consists of $102,461 in wage expenditure and $134,463 in professional service fees including legal fees and audit fees, partly offset by: (i) a decrease of $63,806 attributable to the sale of Hunan Jiuli Hydropower Construction Co., Ltd. (“Hunan Jiuli”) to Shenzhen Zhaoheng Industrial Co., Ltd.(“Zhaoheng Industrial”), a related party, in April 2008; and (ii) a decrease of $167,881 in the operating expense of Hunan Sanjiang and Hunan Zhaoheng, our subsidiaries. However, operating expenses as a percentage of revenues decreased to 15.7% for the three months ended March 31, 2009 from 24.8% for the three months ended March 31, 2008.

Operating Income

Operating income was $1,404,082 for the three months ended March 31, 2009, an increase of $897,748, or 177.3%, from $506,334 for the three months ended March 31, 2008.  However, our operating income margin was 44.1% for the three months ended March 31, 2009 as compared to 39.2% for the three months ended March 31, 2008. The increase in operating income margin was due to the decrease in our operating expenses as a percentage of revenues as discussed above.

Interest Income

For the three months ended March 31, 2009, we realized interest income of $29,221, compared with interest income of $1,167 for the three months ended March 31, 2008. Interest income was generated from loans to our related party Zhaoheng Winner (Shimen) Tungsten Industry Company Limited (“Winner”). Interest rates charged on loans to related parties were 12% in the three months ended March 31, 2009. As of March 31, 2009, the loans to Winner amounted to $1,155,072, compared to $1,213,654 as of March 31, 2008.

Interest Expense

Interest expense was $1,265,276 for the three months ended March 31, 2009, as compared to $309,665 for the three months ended March 31, 2008. This significant increase was mainly due to the fact that: (i) the interest expenses of $794,212 for the three months ended March 31, 2008 incurred by Hunan Zhaoheng were capitalized and not included in our statement of operations because the project was under construction, while for the three months ended March 31, 2009, interest expenses of Hunan Zhaoheng amounted to $878,216 and were included in our statement of operations; (ii) we paid interest of $42,226 on loans that we assumed when we acquired Hubei Huohe and Hongping in November 2008 and January 2009 respectively; and (iii) we borrowed loans and paid interest on such loans in Renminbi while the average foreign currency exchange rate between U.S. dollar and Renminbi decreased between the three months ended March 31, 2008 and the three months ended March 31, 2009.

Investment Income

Total investment income was $28,630 for the three months ended March 31, 2009 as compared to $27,377 for the three months ended March 31, 2008. The investment income was generated from the long-term investment in Winner. As of March 31, 2009 and December 31, 2008, our investment in Winner was $572,631 and $571,912, respectively, for a 49% equity interest in Winner. The difference in investment amount resulted from the change in the foreign currency exchange rate. The investment amount was unchanged in Renminbi. According to the memorandum and articles of association of Winner, Hunan Zhaoheng does not participate in the management of Winner, but is to receive an annual dividend at a fixed rate of 20% of its investment in Winner starting from the date Winner commenced production. In addition, the other shareholders of Winner have committed to buy back the equity interests held by Hunan Zhaoheng progressively at historical cost and the dividend income was adjusted in accordance with Hunan Zhaoheng’s equity interest in Winner based on the above investment term. Winner commenced its operation in October 2007.

Non Operating Income

Non operating income for the three months ended March 31, 2009 was $61,982. Non operating income came from interest forfeited by original shareholders when we assumed shareholder loans as part of our acquisition of Hongping.  We did not generate non operating income for the three months ended March 31, 2008.

Income Taxes

We did not conduct any business or maintain any office in the United States for the three months ended March 31, 2009 and 2008. Therefore, no provision for U.S. federal income taxes has been made.

For the three months ended March 31, 2009 and 2008, our operations were conducted solely in China and governed by the PRC Enterprise Income Tax Law. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax (“EIT”) at the rate of 25% effective January 1, 2008. However, the Income Tax Laws provide certain favorable tax treatment to a foreign invested company in the energy industry. Additionally, the PRC government at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

For the three months ended March 31, 2009, our income taxes were $75,556 and came entirely from our subsidiary Hunan Sanjiang. Applicable income tax rate for Hunan Sanjiang for the three months ended March 31, 2009 was 10% due to certain preferential income tax policies including: (i) a “two-year exemption followed by a three-year 50% reduction” income tax policy granted to energy and infrastructure sectors; (ii) a 15% preferential income tax rate granted to hydropower operators; and (iii) a mandatory tax rate increase from 15% to a uniform 25% progressively in five years starting from 2008. Under the same “two-year exemption followed by a three-year 50% reduction” income tax policy, Hunan Zhaoheng was exempted from income tax for the three months ended March 31, 2009. Further, the income before tax of Shenzhen Zhaoheng, Jingrong and Hubei Huohe was offset by net operating loss carryovers from previous years, so there were no income tax expenses for these three subsidiaries for the three months ended March 31, 2009.

For the three months ended March 31, 2008, our income taxes were $11,533 and came entirely from our subsidiary Hunan Sanjiang. Applicable income tax rate for Hunan Sanjiang for the three months ended March 31, 2008 was 9% due to preferential income tax policies including: (i) a “two-year exemption followed by a three-year 50% reduction” income tax policy granted to energy and infrastructure sectors; and (ii) a 15% preferential income tax rate granted to hydropower operators.

Net Income

Net income increased to $209,933 for the three months ended March 31, 2009 from $196,053 for the three months ended March 31, 2008. As a percentage of revenue, net income was 6.6% for the three months ended March 31, 2009, as compared to 15.2% for the three months ended March 31, 2008.

The decrease in net income as a percentage of revenue was mainly due to an increase in both cost of revenues and interest expense as a percentage of revenues.

Changes in Financial Condition

Cash and Cash Equivalent

Our cash and cash equivalent decreased by $4,171,834 to $1,632,963 as of March 31, 2009 from $5,804,797 as of December 31, 2008, primarily due to  $4,595,409 used in investing activities and $4,188,032 used in financing activities, partly offset by $4,059,358 generated from operating activities..

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, decreased by $1,611,138 to $2,603,781 as of March 31, 2009 from $4,214,919 as of December 31, 2008. The decrease in accounts receivable was mainly due to the receipt of payment by Hunan Sanjiang and Hunan Zhaoheng, our two subsidiaries, from the State Grid Corporation of China.

Other Receivables

Other receivables increased by $686,809 to $737,560 as of March 31, 2009 from $50,751 as of December 31, 2008, primarily due to advances of $262,942 and $401,718 to a hydropower development company for the preparation work in connection with the construction of Baishadu Hydropower Station and Huanghugang Hydropower Station.

Property, Plant and Equipment

Property, plant and equipment increased by $11,456,272 to $86,608,957 as of March 31, 2009 from $75,152,685 as of December 31, 2008, primarily as a result of new acquisitions and the transfer of construction in progress of Hunan Zhaoheng Hydropower Station to property, plant and equipments..

Due from/to Related Parties

Amounts due from related parties decreased by $4,031,827 to $1,213,654 as of March 31, 2009 from $5,245,481 as of December 31, 2008. Amounts due to related parties increased by $2,002,534 to $2,262,037 as of March 31, 2009 from $259,503 as of December 31, 2008. See Note 15 to our financial statements.

Construction in Progress

Construction in progress increased by $586,500 to $1,759,915 as of March 31, 2009 from $1,173,415 as of December 31, 2008, primarily due to the ongoing auxiliary project of Hunan Zhaoheng Hydropower Station, such as landscaping and slope and the consolidation of construction in progress of Huangjiawang Hydropower Station (“Huangjiawang”) in our balance sheet when we acquired Huangjiawang in January 2009.

Other payables

Other payables increased by $2,386,757 to $4,814,102 as of March 31, 2009 from $2,427,345 as of December 31, 2008, mainly as a result of the payment of $3,703,576 to the original shareholders for the acquisition of Hubei Huohe and Hongping.

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

Cash Flow

Cash is primarily used to fund the acquisition of new facilities and working capital. The following table sets forth changes in cash flows for each of the periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	$	$

Cash and cash equivalents at beginning of period	5,804,797	994,719
Cash flows from operating activities	4,059,358	379,127
Cash flows from investing activities	(4,595,409)	144,178

Cash flows from financing activities	(3,651,981)	—
Net increase/(decrease) in cash and cash equivalents	(4,188,032)	523,305
Cash and cash equivalents at end of period	1,632,963	2,077,063

Operating Activities

Cash flow from operating activities reflects profits for the quarter adjusted for non-cash items such as depreciation and amortization expenses and the effects of changes in working capital, such as trade and other receivables and trade and other payables.

For the three months ended March 31, 2009, we had net cash inflow from operating activities of $4,059,358, primarily as a result of net income of $209,933, adjusted for changes in depreciation and amortization expenses due to operation of new facilities, accounts receivable, other payables, other receivables and taxes payable.

For the three months ended March 31, 2008, we had net cash inflow from operating activities of $379,127, primarily as a result of net income of $177,108, adjusted for changes in depreciation and amortization expenses due to operation of new facilities, accounts receivable, and prepaid expense and other current assets.

Investing Activities

Cash flow used in investing activities reflects amounts due to related parties, cash used in acquisitions, construction in progress, cash used to purchase intangible assets as well as property, plant and equipment.

For the three months ended March 31, 2009, our net cash outflow used in investing activities was $4,595,409. Our net cash outflow used in investing activities mainly consisted of: (i) decrease in amounts due to related parties, including Zhaoheng Industrial and the original shareholders of Hubei Huohe and Hongping, which amounted to $5,427,895; (ii) cash used in the acquisition of Hubei Huohe which amounted to $3,355,753; and (iii) cash used in construction in progress in the amount of $586,500, partly offset by (i) decrease in amounts due from related parties, including Hunan Jiuli and Zhaoheng Industrial in the amount of $4,031,827; and (ii) cash assumed from acquired subsidiaries in the amount of $897,072.

For the three months ended March 31, 2008, our net cash inflow from investing activities was $144,178. Our net cash inflow from investing activities mainly consisted of an increase in amounts due from related parties of $1,454,955, partly offset by cash used in construction in progress in the amount of $1,389,099.

Financing Activities

Cash flow used in financing activities reflects cash used to repay long-term bank loans.

For the three months ended March 31, 2009, our net cash outflow used in financing activities was $3,651,981. This entire amount was used in the repayment of long-term loans from the Bank of China.

We did not have cash flow from financing activities for the three months ended March 31, 2008.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to the unaudited consolidated financial statements, “Summary of Significant Accounting Policies”. Management makes its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the following reflects the most critical accounting policies that currently affect our financial condition and results of operations:

Consolidation

The unaudited consolidated financial statements include the accounts of our Company and our subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Investments in which we have a 20 percent to 50 percent voting interest and where we exercise significant influence over the investee are accounted for using the equity method.

The following table sets forth details of our subsidiaries as of March 31, 2009:

Name of Company	Place of Incorporation	Date of Incorporation	Attributable Equity Interest	Registered Capital
			(%)	(RMB)

Shenzhen Zhaoheng Hydropower Co., Ltd.	China	August 3, 1999	100	11,000,000
Hunan Sanjiang Electric Power Co., Ltd.	China	November 8, 2001	100	199,400,000
Hunan Zhaoheng Hydropower Co., Ltd.	China	June 25, 2003	100	150,000,000
Jingrong Industrial Development Co., Ltd.	China	January 24, 2002	100	1,000,000
Hubei Minyuan Huohe Hydropower Development Co., Ltd.	China	December 12, 2004	88	10,000,000
Hubei Hongping Power Generation Co., Ltd.	China	April 6, 1998	85	22,000,000

Economic and Political Risks

Our operations are conducted in China. Accordingly, our business, financial condition, and results of operations may be influenced by the political, economic and legal environment in China.

Our operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The operating results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Cash and Cash Equivalents

For purposes of the consolidated cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Investment in Subsidiaries

We use the cost method to account for investments in common stock of entities in which we have a minority voting interest or in which we otherwise have the ability to exercise significant influence or the right to share any net earnings or losses of the entity. Under the cost method, the investment is originally recorded at cost. We are recording the investment in Winner as an investment under the cost method of accounting.

Winner is 49% owned by us and is engaged in downstream processing and sales of tungsten.

Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. We extend unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable. Allowance for uncollectible accounts as of March 31, 2009 was not significant.

Bad Debt Recognition Standard and Calculation Method

(a)	Bad Debt Recognition Standard

(i)	Uncollectible debt due to debtor's bankruptcy or death.

(ii)	Uncollectible debt due to debtor’s inability to keep account current for over half year, which is also approved by the board as bad debt.

(b)	Allowance Method of Accounting for Bad Debt

Our accounting method for bad debt allowance is based on the aging of receivables (including receivables and other receivables), with consideration of debtor’s financial situation.  The allowance for bad debt is calculated as following:

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

Long-term assets are reviewed annually as to whether their carrying value has become impaired. We did not record any impairment charges during the three months ended March 31, 2009 or 2008.

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

Our reporting currency is the U.S. dollar. The functional currency of our PRC subsidiaries is the Renminbi. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into Chinese dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

The Renminbi is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollar at the rates used in translation.

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

We are engaged in the energy industry whose development is encouraged by the PRC government. According to the income tax regulation, any company engaged in the hydropower industry enjoys a favorable tax rate. We are exempt from corporate income tax for the first two years and entitled to a 50% tax reduction for the following three years. Refer to the table below for general description of tax treatments for each of the entities as mentioned.

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

Jingrong	- Preferential rate of 15% (income tax) and will be increased to 25% progressively within the next five years from January 1, 2008 onwards

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Vice President of Finance, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, our management identified the following material weaknesses:

1.
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

The control environment sets the tone of an organization, influences the control consciousness of its employees, and is the foundation of all other components of internal control over financial reporting. The material weaknesses in the control environment listed above, together with the limitation of the board of directors to exercise oversight responsibility over the internal controls over financial reporting, contributed to the material weakness listed below.

2.
Insufficient number of finance personnel with an appropriate level of knowledge, expertise and training in the application of U.S. GAAP and in internal controls over financial reporting commensurate with our reporting requirements, which resulted in a significant number and magnitude of out-of-period adjustments to our consolidated financial statements and in previously reported restatements, including the accounts of construction-in-progress, revenues, interest income, cost of revenues, general and administrative expenses, interest expenses, income tax and accrued expenses.

Our annual report on Form 10-K did not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in our annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In January 2009, we acquired 85% equity interest in Hongping, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Commencing in April 2009, we have initiated a transition period in which we are attempting to review, evaluate, improve and integrate Hongping’s existing internal control structure into our internal control system. The implementation process is expected to be completed during the fiscal year ending December 31, 2009. Because we are in the process of evaluating the internal controls over financial reporting associated with this acquisition, any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within, or prior to the time of, our annual assessment of internal control over financial reporting for the fiscal year ending December 31, 2009.

Other than as set forth above, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 1A.                       RISK FACTORS

There are no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on April 15, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Vice President of Finance pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification of the Vice President of Finance pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
_________________________

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHAOHENG HYDROPOWER COMPANY

Dated: May 14, 2009	By:	/s/ Guosheng Xu
Name: Guosheng Xu
Title: Chairman and Chief Executive Officer
(principal executive officer and duly authorized officer)

Dated: May 14, 2009	By:	/s/ Changbing Huang
Name: Changbing Huang
Title: Vice President of Finance